Form 10-Q
period 1998-06-26
HUDSON RESPIRATORY CARE INC
filed 1998-08-10
CIK 1061893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ________________

                           Commission file number -

                         HUDSON RESPIRATORY CARE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             --------------------


             CALIFORNIA                           95-1867330
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

27711 DIAZ ROAD, P.O. BOX 9020                          92589
     TEMECULA, CALIFORNIA                             (Zip Code)
(Address of Principal Executive Offices)


                                (909) 676-5611
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since last report).


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [_]  (Not applicable at this time)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 7,800,000 on July 31, 1998.

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 26, 1998

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of June 26, 1998 and
                    December 26, 1997..................................................     1

                    Consolidated Statements of Operations for the Three Months
                    Ended June 26, 1998 and June 27, 1997 and for the Six Months
                    Ended June 26, 1998 and June 27, 1997..............................     3

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 26, 1998 and June 27, 1997..............................     4

                    Notes to Consolidated Financial Statements.........................     6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................    11

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks........    23

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..................................................    24

          Item 2.   Changes in Securities..............................................    24

          Item 3.   Defaults Upon Senior Securities....................................    24

          Item 4.   Submission of Matters to a Vote of Security Holders................    24

          Item 5.   Other Information..................................................    24

          Item 6.   Exhibits and Reports on Form 8-K...................................    24

SIGNATURE..............................................................................    25

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------
                            (amounts in thousands)

                                               June 26     December 26
                                                1998          1997
                                             -----------   -----------
                                             (unaudited)
CURRENT ASSETS:
  Cash and short-term investments              $  5,667        $   470
  Accounts receivable, less allowance
    for doubtful accounts of $347
    and $258 at June 26, 1998 and
    December 26, 1997, respectively              16,957         21,282
  Inventories                                    15,125         16,613
  Other assets                                      880          1,024
                                               --------        -------
          Total current assets                   38,629         39,516
                                               --------        -------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                            2,044          2,044
  Buildings                                      13,369         13,369
  Leasehold improvements                          1,322          1,322
  Machinery and equipment                        60,922         61,316
  Furniture and fixtures                          2,223          2,128
  Construction in progress                        1,620          1,592
                                               --------        -------
                                                 81,500         81,771
    Less--Accumulated depreciation and
          amortization                           49,583         48,728
                                               --------        -------
                                                 31,917         33,043
                                               --------        -------
OTHER ASSETS:
  Deferred tax asset                             78,526            127
  Deferred financing costs, net                  11,436            119
  Intangible assets, net                          4,186          4,317
  Other assets                                      338            559
                                               --------        -------
                                                 94,486          4,995
                                               --------        -------
                                               $165,032        $77,554
                                               ========        =======

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------
                         (dollar amounts in thousands)

                                                        June 26     December 26
                                                         1998           1997
                                                      -----------   ------------
                                                      (unaudited)
CURRENT LIABILITIES:
  Notes payable to bank                                 $  1,000        $ 4,000
  Accounts payable                                         4,401          3,842
  Accrued liabilities                                      9,719          5,244
  Management bonus                                             -         20,000
                                                        --------        -------
          Total current liabilities                       15,120         33,086
                                                        --------        -------

SENIOR SUBORDINATED NOTES PAYABLE                        115,000              -
                                                        --------        -------
NOTES PAYABLE TO BANK, net of current
  portion                                                 37,000         16,250
                                                        --------        -------
ACCRUED EQUITY PARTICIPATION PLAN COSTS                        -          5,703
                                                        --------        -------
          Total liabilities                              167,120         55,039
                                                        --------        -------

MANDATORILY REDEEMABLE PREFERRED STOCK,
  $100 par value: Authorized--300,000
  shares; issued and outstanding--300,000
  shares at June 26, 1998; liquidation
  preference: $30,000                                     29,000              -
  Accrued preferred stock dividend,
    payable-in-kind                                          776              -
                                                        --------        -------
                                                          29,776              -
                                                        --------        -------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value:
    Authorized--15,000,000 shares, issued and
    outstanding--7,800,000 and 14,468,720 shares
    at June 26, 1998 and December 26, 1997                63,410          3,789
  Cumulative translation adjustment                         (464)          (345)
  Retained earnings                                      (94,810)        19,071
                                                        --------        -------
                                                         (31,864)        22,515
                                                        --------        -------
                                                        $165,032        $77,554
                                                        ========        =======

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                            (amounts in thousands)

                                        Three Months Ended     Six Months Ended
                                        ------------------     -------------------
                                         June 26    June 27    June 26     June 27
                                          1998        1997       1998       1997
                                        ---------   --------   -------     --------
                                            (unaudited)             (unaudited)

NET SALES                               $ 22,432    $25,106      $ 46,697    $49,093

COST OF SALES                             12,116     13,148        25,142     25,388
                                        --------    -------      --------    -------
Gross profit                              10,316     11,958        21,555     23,705
                                        --------    -------      --------    -------

OPERATING EXPENSES:
  Selling                                  2,373      2,457         4,691      4,789
  Distribution                             1,249      1,286         2,698      2,547
  General and administrative               2,603      2,552         5,676      5,498
  Research and development                   466        477           940        895
                                        --------    -------      --------    -------
                                           6,691      6,772        14,005     13,729
                                        --------    -------      --------    -------

PROVISION FOR EQUITY PARTICIPATION
  PLAN AND BONUSES                        61,965      1,687        63,939      3,654

PROVISION FOR RETENTION BONUSES            4,754          -         4,754          -
                                        --------    -------      --------    -------

Income (loss) from operations            (63,094)     3,499       (61,143)     6,322
                                        --------    -------      --------    -------
OTHER INCOME AND (EXPENSES):
  Interest expense                        (3,220)      (444)       (3,640)      (950)
  Other, net                                (246)        (5)         (254)       645
                                        --------    -------      --------    -------
                                          (3,466)      (449)       (3,894)      (305)
                                        --------    -------      --------    -------
Income (loss) before provision
  (benefit) for income taxes             (66,560)     3,050       (65,037)     6,017

PROVISION (BENEFIT) FOR INCOME
  TAXES (Note 5)                         (77,001)       121       (76,978)       260
                                        --------    -------      --------    -------
Income before extraordinary items         10,441      2,929        11,941      5,757

EXTRAORDINARY ITEM-loss on
  extinguishment of debt (Note 7)            104          -           104          -
                                        --------    -------      --------    -------
Net income                                10,337      2,929        11,837      5,757

Preferred stock dividends                    776          -           776          -
                                        --------    -------      --------    -------

Net income available to
  common shareholders                   $  9,561    $ 2,929      $ 11,061    $ 5,757
                                        ========    =======      ========    =======
Pro forma net income (loss)
assuming C corporation status
for income tax purposes (Note 5)        $(40,469)   $ 1,830      $(39,556)   $ 3,610
                                        ========    =======      ========    =======

                The accompanying notes are an integral part of
                        these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (amounts in thousands)

                                                             Six  Months Ended
                                                           ----------------------
                                                            June 26      June 27
                                                              1998        1997
                                                           ----------   ---------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  11,837    $  5,937
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
     Depreciation and amortization                             2,992       2,901
     Writeoff of deferred financing fees                         104           -
     Gain on disposal of equipment                               (54)       (630)
     Deferred tax asset benefit                              (78,450)          -
     Provision for equity participation plan (EPP)            63,939       3,654
     (Increase) decrease in accounts receivable                4,325       3,763
     (Increase) decrease in inventories                        1,488      (1,571)
     Decrease in other current assets                            195          61
     (Increase) decrease in other assets                         221        (192)
     Increase (decrease) in accounts payable                     559        (787)
     Increase (decrease) in accrued liabilities                4,475        (863)
     Payments of EPP liabilities                             (89,642)          -
                                                           ---------    --------
          Net cash provided by (used in)
              operating activities                           (78,011)     12,273
                                                           ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (1,646)     (2,049)
  Proceeds from sale of property, plant and equipment              -       1,060
  Increase in cash surrender value of life insurance               -          (5)
                                                           ---------    --------
          Net cash used in investing activities               (1,646)       (994)
                                                           ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank                         (43,250)     (6,602)
  Proceeds from borrowings on bank credit facility            61,000           -
  Additions to deferred financing costs                      (11,920)          -
  Redemption of stockholder interest                        (128,321)          -
  Shareholder distributions                                        -      (7,143)
  Proceeds from senior subordinated debt                     115,000           -
  Sale of common and preferred stock,
    net of transaction costs                                  92,000           -
                                                           ---------    --------
          Net cash provided by (used in)
              financing activities                            84,509     (13,745)
                                                           ---------    --------
Effect of exchange rate changes on cash                          345           7
                                                           ---------    --------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                                       5,197      (2,459)

CASH AND SHORT-TERM INVESTMENTS, beginning of period             470       1,419
                                                           ---------    --------
CASH AND SHORT-TERM INVESTMENTS, end of quarter            $   5,667    $ (1,040)
                                                           =========    ========


                                         Six Months Ended
                                         -----------------
                                         June 26   June 27
                                          1998      1997
                                         -------   -------
                                            (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the quarter for:
    Interest                              $1,399    $1,053
                                          ======    ======

    Income taxes                          $   66    $  117
                                          ======    ======

                The accompanying notes are an integral part of
                        these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 26, 1998
                                 -------------
                                  (unaudited)



1.   Financial Statements
     --------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 26, 1998, the results of operations for the three-month and six-month periods ended June 27, 1997 and June 26, 1998, and the cash flows for the six-month periods ended June 27, 1997 and June 26, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the Company's 1997 audited financial statements and the notes thereto included in its Form S-4 filed with the SEC. The results of operations for the three-month and six-month periods ended June 27, 1997 and June 26, 1998 are not necessarily indicative of the results for a full year.

2.   Recapitalization
     -----------------

In April 1998, the Company consummated a plan pursuant to which a majority of the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

Key components of the Recapitalization include:

(1) common and preferred equity investments in consideration for an 80.8% ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million
(2) issuance of 9 1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 8)
(3)  execution of a new term loan facility and revolving loan facility (see Note
     8)
(4)  repayment of existing indebtedness
(5)  payment of amounts due under the Equity Participation Plan
     (see Note 6)
(6) payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding.
(7) potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan.

The Company has terminated the Equity Participation Plan and has adopted a stock purchase plan. The Company also plans to adopt a stock option plan. Additionally, Hudson's sole shareholder, who owned the remaining 21 percent of Industrias Hudson, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21 percent minority interest has been included in the financial statements for all periods presented.

The Company effected a 245:1 stock split concurrent with the Recapitalization. The stock split has been reflected in the stock amounts shown herein.

The Recapitalization resulted in no change to the carrying amounts of the Company's assets and liabilities.

3.   Inventories
     -----------

Inventories consisted of the following (amounts in thousands):

                               June 26   December 26
                                1998        1997
                               -------   -----------
          Raw materials        $ 3,602       $ 4,802
          Work-in-process        3,819         4,681
          Finished goods         7,704         7,130
                               -------       -------
                               $15,125       $16,613
                               =======       =======

4.   Comprehensive Income
     --------------------

In June 1997, FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the quarter ended March 27, 1998.

The Company had comprehensive income for the three-month and six-month periods ended June 27, 1997 and June 26, 1998 as follows (amounts in thousands):

                                  Three Months Ended     Six Months Ended
                                  -------------------   ------------------
                                  June 26    June 27    June 26    June 27
                                    1998       1997       1998      1997
                                  --------   --------   --------   -------

Net income                          $9,524    $2,929    $11,024     $5,757

Other comprehensive income:
  Foreign currency translation
    gain (loss)                          -       (21)      (119)         7
                                    ------    ------    -------     ------
Comprehensive income                $9,524    $2,908    $10,905     $5,764
                                    ======    ======    =======     ======

5.   Income Taxes
     ------------

The Company became a C corporation upon consummation of the transaction discussed in Note 2. Accordingly, the Company has presented pro forma net income
(loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 40%, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the June 1998 financial statements.

The actual provision for income taxes for the three-month and six-month periods in 1998 reflect that the Company was a C corporation for a portion of the period presented. The conversion from S corporation to C corporation resulted in a one-time benefit of $78,526,000 in the quarter ended June 26, 1998.

The tax provision (benefit) for the three and six-month periods ended June 26, 1998 consists of the following (amounts in thousands):

                                               Three        Six
                                               Months      Months
                                              ---------   ---------
Income taxes at combined statutory rate
  of 40 percent                               $(26,980)   $(26,370)

Effect of earnings during S corporation
  period and S corporation state income
  tax liability arising from Section
  338(h)(10) election                           28,505      27,918

Benefit of recordation of deferred tax
  asset upon conversion to C corporation
  status                                       (78,526)    (78,526)
                                              --------    --------
                                              $(77,001)   $(76,978)
                                              ========    ========

6.  Equity Participation Plan
    -------------------------

In March 1998, the Company paid previously-accrued bonuses totaling $20 million, plus related payroll taxes. These payments were funded by additional borrowings under the existing credit facility. The provision for equity participation plan costs on an interim basis is based upon the expected provision for the year as a percentage of income before the provision for Equity Participation Plan costs.

In conjunction with the Recapitalization discussed in Note 2 the Company paid additional amounts pursuant to the Equity Participation Plan. This plan has now been terminated.

7.   Extraordinary Item
     ------------------

In accordance with the Recapitalization, the Company recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000.

8.   Long-Term Debt
     --------------

New Credit Facility

In connection with the Recapitalization, the Company has entered into a new credit agreement with a bank which provides for borrowings of up to $100,000,000. This agreement consists of two separate facilities as follows:

     Revolving credit - maximum borrowings of $60,000,000 with a letter of credit sublimit of $7,500,000. This facility must be prepaid upon payment in full of the Term Loan facility.

     Term loan - maximum borrowings of $40,000,000, with quarterly installments to be made through maturity.

Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate plus 2.25 percent, or a base rate plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility.

The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65% of the stock of Industrias Hudson, the Company's principal subsidiary. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which prohibit additional indebtedness and limit dividend payments to the Company's stockholders.

Total borrowings as of June 26, 1998 were $38,000,000 under the Term Loan Facility and bear interest at 7.875 percent per annum. The New Credit Facility will mature on the sixth anniversary of the closing of the Recapitalization.

As of June 26, 1998, the Company was not in compliance with certain financial covenants of the New Credit Facility. The Company and lenders have subsequently amended the applicable covenants.

Senior Subordinated Notes

Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the Notes). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

Interest on the Notes bear interest at a rate equal to 9-1/8 percent per annum from their date of issuance. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

9.  Preferred Stock
    ---------------

Upon consummation of the Recapitalization, the Company issued 300,000 shares of Senior Exchangeable Payable-In-Kind (PIK) Preferred Stock subject to mandatory redemption at a liquidation preference of $100 per share, plus accumulated and unpaid dividends, if any, on April 15, 2010.

Dividends on the preferred stock will accrue at the rate per share of 11 1/2 percent per annum. Amounts due will be payable in cash, except that on each dividend payment date occurring on or prior to April 15, 2003, dividends may be paid at the Company's option, by the issuance of additional shares of preferred stock (including fractional shares). Dividends will be payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 1998. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries.

10.  Stockholders' Equity (Deficit)
     ------------------------------

Stockholders' equity (deficit) reflects the following (dollar amounts only in thousands):

                                            Common Stock
                                      ----------------------    Cumulative
                                       Number of                Translation    Retained
                                         Shares       Amount    Adjustment     Earnings      Total
                                      ------------   --------   -----------   ----------   ----------

BALANCE, December 26, 1997             14,468,720    $ 3,789         $(345)   $  19,071    $  22,515
Foreign currency translation
  adjustment                                    -          -          (119)           -         (119)

Stockholder redemption                (12,968,720)    (3,379)            -     (124,942)    (128,321)

Recapitalization investment             6,300,000     63,000             -            -       63,000

Net income                                      -          -             -       11,061       11,061
                                      -----------    -------         -----    ---------    ---------
BALANCE, June 26, 1998                  7,800,000    $63,410         $(464)   $ (94,810)   $ (31,864)
                                      ===========    =======         =====    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Hudson Respiratory Care Inc.'s (the "Company" or "Hudson RCI") consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below. See "Risk Factors" for a further discussion relating to the effect that the transactions described herein may have on the Company.

FORWARD LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company's Securities and Exchange Commission filings.

GENERAL

     The Company is a leading manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company's principal products include oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors who market to hospitals and other health care providers. In 1997, 63.6% of the Company's net sales were generated from the domestic hospital market, 19.1% from the export market, 14.7% from alternate site provider market and 2.7% from OEM and other markets. The Company's products are sold to over 2,500 distributors and alternate site service providers throughout the United States and in more than 75 countries worldwide.

     The Company developed and introduced disposable products for the anesthesia market starting in 1995. Since that time, sales of anesthesia products have increased and in 1997 contributed $6.5 million in net sales. Net sales from new respiratory and anesthesia products introduced since 1992 represented approximately 18% of the Company's total net sales in fiscal 1997. In 1994, the Company established a sales force dedicated to sales of the Company's products to international markets. The international sales effort has focused largely on major and growing markets for the Company's products. In fiscal 1997, the Company's products were sold to health care providers and distributors in more than 75 international markets representing $19.0 million in net sales. With the increasing trend toward providing health care outside of traditional hospital settings and the rapid growth of alternate site health care providers, the Company established in 1995 an independent sales force dedicated to this market. Sales of products to alternate site distributors and/or health care providers represented approximately $14.6 million in net sales in fiscal 1997.

     The Company's results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company's distributors, general purchasing organizations ("GPOs") and other purchasers of the Company's products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company's pricing of its products and the prices offered by the Company's competitors, rate of overhead absorption due to variability in production levels and variability in the number of shipping days in a given quarter.

     Results for the second quarter of 1998 were adversely impacted because, among other things, of the decrease in demand from hospitals affiliated with the Premier GPO, as the Premier contract for respiratory supplies was awarded to a competitor of the Company, and the discontinuance of a distribution-related strategic alliance in Germany with an international health care supplier. As a result, the Company was not in compliance with certain covenants under the New Credit Facility, so certain of the financial covenants in the New Credit Facility were amended.

THE RECAPITALIZATION

     On April 7, 1998, Hudson RCI consummated its recapitalization pursuant to an Agreement and Plan of Merger pursuant to which River Acquisition Corp., a wholly-owned subsidiary of River Holding Corp. ("Holding") merged with and into Hudson RCI, with Hudson RCI surviving as a majority-owned subsidiary of Holding (the "Merger").

     Pursuant to the Recapitalization, Holding contributed approximately $93.0 million in equity capital into Hudson RCI (the "Holding Equity Investment") and a shareholder of Hudson RCI (the "Continuing Shareholder") retained common stock of Hudson RCI with a value of approximately $15.0 million (the "Rollover Equity"), based on the valuation of Hudson RCI used in the Recapitalization. In the Merger, a portion of the Hudson RCI common stock was converted into the right to receive approximately $131.1 million in cash, and management received $88.3 million pursuant to the Company's Equity Participation Plan (the "Equity Participation Plan"). Following the Holding Equity Investment, Holding owned 80.8% of the outstanding common stock of Hudson RCI and the Continuing Shareholder owned 19.2% of the outstanding common stock of Hudson RCI.

     The Holding Equity Investment was comprised of $63.0 million of common equity (the "Common Stock Investment") and $30.0 million of preferred equity (the "Preferred Stock Investment"). The Common Stock Investment was funded with a $55.0 million investment by affiliates of Freeman Spogli & Co. Incorporated ("FS&Co."), and an $8.0 million investment by management of Hudson RCI. The Preferred Stock Investment was funded with proceeds from the sale of 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 (the "Holding Preferred Stock") with an aggregate liquidation preference of $30.0 million offered by Holding (the "Preferred Stock Offering"). Immediately following consummation of the Recapitalization, FS&Co. beneficially owned approximately 87.3% of the outstanding common stock of Holding and management owned the remaining 12.7%.

     In connection with the Recapitalization and concurrently with the Preferred Stock Offering, Hudson RCI offered $115.0 million aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes")(the "Subordinated Notes Offering," and together with the Preferred Stock Offering, the "Offerings").

     On April 7, 1998, Hudson RCI entered into an agreement (the "New Credit Facility") providing for a $40.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $60.0 million revolving loan facility (the "Revolving Loan Facility") which will be available for Hudson RCI's future capital requirements and to finance acquisitions.

     The Offerings and the application of the net proceeds therefrom, repayment of existing Hudson RCI debt payments to the Continuing Shareholder under the Recapitalization Agreement and to management, the

Holding Equity Investment and the related borrowings under the New Credit Facility are collectively referred to herein as the "Recapitalization."

     On April 7, 1998, the Company consummated the Recapitalization. The Company and the shareholders that received distributions in the Recapitalization made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Recapitalization as an asset purchase for tax purposes, which will have the effect of significantly increasing the basis of the Company's assets, thus increasing depreciation and amortization expenses and other deductions for tax purposes and reducing the Company's taxable income in 1998 and subsequent years. The Recapitalization resulted in no change in the basis of the Company's assets and liabilities for financial reporting purposes.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                          QUARTER ENDED              SIX MONTH PERIOD ENDED
                                                           (UNAUDITED)                     (UNAUDITED)
                                                      -----------------------       --------------------------
                                                      JUNE 27,       JUNE 26,       JUNE 27,         JUNE 26,
                                                        1997           1998           1997             1998
                                                      ---------      --------       ---------       ----------
                                                       (dollars in thousands)         (dollars in thousands)
Net sales......................................        $25,106       $ 22,432        $49,093        $  46,697

Cost of sales..................................         13,148         12,116         25,388           25,142
                                                       -------       --------        -------        ---------
Gross profit...................................         11,958         10,316         23,705           21,555

Selling expenses...............................          2,457          2,373          4,789            4,691

Distribution expenses..........................          1,286          1,249          2,547            2,698

General and administrative expenses............          2,552          2,603          5,498            5,676

Research and development expenses..............            477            466            895              940

Provision for equity participation plan........          1,687         61,965          3,654           63,939
                                                       -------       --------        -------        ---------
Total operating expenses.......................          8,459         68,656         17,383           77,944
                                                       -------       --------        -------        ---------
Operating income (loss)........................          3,499        (58,340)         6,322          (56,389)

Add back: Provision for equity participation plan        1,687         61,965          3,654           63,939

Add back: Provision for Retention Bonuses......             --          4,754             --            4,754
                                                       -------       --------        -------        ---------
Operating income before provisions for equity
 participation plan and retention bonuses......        $ 1,812       $  8,379        $ 2,668        $  12,304
                                                       =======       ========        =======        =========

                                                                                         SIX MONTH PERIOD
                                                         QUARTER ENDED                         ENDED
                                                      -----------------------       -----------------------
                                                      JUNE 27,       JUNE 26,       JUNE 27,       JUNE 26,
                                                        1997           1998           1997           1998
                                                      --------       --------       --------       --------
Net sales......................................        100.0%         100.0%         100.0%         100.0%

Cost of sales..................................         52.4           54.0           51.7           53.8
                                                       -----          -----          -----          -----
Gross profit...................................         47.6           46.0           48.3           46.2

Selling expenses...............................          9.8           10.6            9.8           10.0

Distribution expenses..........................          5.1            5.6            5.2            5.8

General and administrative expenses............         10.2           11.6           11.2           12.2

Research and development expenses..............          1.9            2.1            1.9            2.0

Provision for equity participation plan........          6.7          276.2            7.4          136.9
                                                       -----          -----          -----          -----
Total operating expenses.......................         33.7          306.1           35.4          166.9
                                                       -----          -----          -----          -----
Operating income (loss)........................         13.9         (260.1)          12.9         (120.8)

Add back: Provision for equity participation plan        6.7          276.2            7.4          136.9

Add back: Provision for retention bonuses......           --           21.2             --           10.2
                                                       -----          -----          -----          -----
Operating income before provisions for equity
 participation plan and retention bonuses.......         7.2%          37.4%           5.4%          26.3%
                                                       =====          =====          =====          =====

Three Months Ended June 26, 1998 Compared to Three Months Ended June 27, 1997

     Net sales, reported net of accrued rebates, were $22.4 million in the second quarter of 1998, a decrease of $2.7 million or 10.7% from the same quarter in 1997. Domestic hospital sales declined by $1.5 million or 10.0%, due primarily to the decrease in demand in hospitals affiliated with the Premier GPO as the Premier contract for respiratory supplies was awarded to a competitor in February 1997. Export sales declined by $1.6 million or 30.7%, primarily due to loss of sales in southeast Asia as a result of the Asian economic crisis and a slowdown in shipments to the European market due to delays in the availability of product with new common European ("CE") labeling and inventory reduction
programs by a large European distributor.   Substantially all of the Company's
high volume products are now in compliance with CE labeling requirements and the shortfall represents a shift of sales from the second quarter to the third quarter of 1998. These shortfalls were partially offset by an increase in alternate site sales of $0.3 million or 9.8% as the Company continues to focus its sales efforts in this growing market.

     Selling expenses, consisting primarily of sales force salaries, were $2.4 million for the second quarter of 1998, a decrease of $0.1 million from the second quarter of 1997. As a percentage of net sales, selling expenses increased to 10.6% in the second quarter of 1998 as compared to 9.8% in the second quarter of 1997 due to the decrease in sales volumes.

     Distribution expenses, consisting primarily of freight charges from the Company's warehouses to its domestic customers, were $1.2 million in the second quarter of 1998, a decrease of $37,000 or 2.8% from the second quarter of 1997. The decrease was primarily due to the lower sales volumes in the second quarter of 1998 as compared to 1997, partially offset by increased freight rates.

     General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting, regulatory and human resources. General and administrative expenses for the second quarter of 1998 were $2.6 million and were flat as compared to the same quarter in 1997.

     Retention bonuses of $4.8 million, including related employer payroll taxes, were paid in the second quarter of 1998 to substantially every employee in the Company. These bonuses were intended to ensure the continued employment of all employees after the Recapitalization and no future payments are anticipated.

     Research and development expenses for the second quarter of 1998 were $0.5 million a decrease of $11,000 over the second quarter of 1997.

     The provision for Equity Participation Plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. In the second quarter of 1998, as a result of the Recapitalization, the expense was $62.0 million, which included approximately $1.3 million in employer payroll taxes relating to the final distribution under the Equity Participation Plan made on April 7, 1998. The Equity Participation Plan was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan and stock option plan.

     Interest expense was $3.2 million for the second quarter of 1998, an increase of $2.8 million over the second quarter of 1997. This increase was due to higher debt levels during the second quarter of 1998 as a result of the Recapitalization.

     Income tax expense reflects the effects of the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax bases in assets provided by the Section 338(h)(10) election.

Six Months Ended June 26, 1998 Compared to Six Months Ended June 27, 1997

     Net sales, reported net of accrued rebates, were $46.7 million in the first six months of 1998, a decrease of $2.4 million or 4.9% from the same period in 1997. Domestic hospital sales declined by $2.9 million or 9.3%, due primarily to the decrease in demand in hospitals affiliated with the Premier GPO as the Premier contract for respiratory supplies was awarded to a competitor in February, 1997. Export sales declined by $0.2 million or 2.2%, primarily due to loss of sales in southeast Asia as a result of the Asian economic crisis and a slowdown in shipments to the European market due to delays in availability of CE labeled product and inventory reduction programs by a large European distributor. Substantially all of the Company's high volume products are now in compliance with CE labeling requirements and the shortfall represents a shift of sales from the second quarter to the third quarter of 1998. These shortfalls were partially offset by an increase in alternate site sales of $0.7 million or 9.5% as the Company continues focus its sales efforts in this growing market.

     Selling expenses were $4.7 million for the first half of 1998, a decrease of $0.1 million from the first half of 1997. As a percentage of net sales, selling expenses increased to 10.0% in the first half of 1998 as compared to 9.8% in the first half of 1997 due to the lower sales volumes.

     Distribution expenses were $2.7 million in the first half of 1998, an increase of $0.2 million or 5.6% from the first half of 1997. The increase was primarily due to increased freight rates.

     General and administrative expenses for the first half of 1998 were $5.7 million, a $0.2 million increase over the second quarter of 1997. This increase is due to payment of $300,000 in legal fees relating to the successful defense of a patent infringement lawsuit.

     Retention bonuses of $4.8 million, including related employer payroll taxes, were paid in the second quarter of 1998 to substantially every employee in the Company. These bonuses were intended to ensure the continued employment of all employees after the Recapitalization and no future payments are anticipated.

     Research and development expenses for the first half of 1998 were $0.9 million, an increase of $45,000 over the first half of 1997.

     In the first half of 1998, the provision for Equity Participation Plan was $63.9 million, which included approximately $1.3 million in employer payroll taxes relating to the distribution made under the Equity Participation Plan.

     Interest expense was $3.6 million for the first half of 1998, an increase of $2.7 million over the first half of 1997. This increase was due to higher debt levels during the first half of 1998 as a result of the Recapitalization.

     Income tax expense reflects the effects of the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax bases in assets provided by the Section 338(h)(10) election.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $12.3 million in the six months ended June 27, 1997 and $12.2 million in the six months ended June 26, 1998. The Company had operating working capital, excluding cash and short-term debt, of $18.8 million at June 26, 1998. Inventories were $16.6 million and $15.1 million at December 26, 1997 and June 26, 1998, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $21.3 million and $17.0 million at December 26, 1997 and June 26, 1998, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. As a result, the Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company is exploring the utilization in 1998 or 1999 of a distribution warehouse outside of the United States. While this will have the effect of increasing the Company's investment in inventories, it may also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     In connection with the Recapitalization, the Company made cash payments under the Equity Participation Plan of $88.3 million in the six months ended June 26, 1998, which it funded with the proceeds of the debt and equity transactions that were part of the Recapitalization.

     During the six months ended June 27, 1997, net cash used in investing activities was $1.0 million, reflecting purchases of property. During the six months ended June 26, 1998, net cash used in investing activities was $1.6 million, primarily for capital expenditures. The Company currently estimates that capital expenditures will be approximately $6.0 million in each of 1998 and 1999, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 27, 1997, net cash used in financing activities was $13.7 million, consisting primarily of repayment of debt and shareholder distributions. During the six months ended June 26, 1998, net cash provided by financing was $83.9 million reflecting net borrowing by the Company.

     The Company has outstanding $153.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization and borrowings of $38.0 million under the New Credit Facility entered into in connection with the Recapitalization. The New Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Subordinated Notes bear interest at the rate of 9 1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on the sixth anniversary of the initial borrowing and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on the sixth anniversary of the initial borrowing and bears interest based on a spread over either a eurodollar or base rate.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11 1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million (the "Mirror Preferred Stock"), which has terms and provisions materially similar to those of the Holding Preferred Stock and the 11 1/2% Senior Exchangeable PIK Preferred Stock of the Company. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     The Company believes that after giving effect to the Recapitalization and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next several years to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the New Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the New Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.


                                 RISK FACTORS

SUBSTANTIAL LEVERAGE; SHAREHOLDERS' DEFICIT

     As of June 26, 1998, the Company had $153.0 million of outstanding indebtedness and a shareholders' deficit of approximately $31.9 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the New Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The New Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

     The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the indenture and the New Credit Facility will limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the New Credit Facility will be at variable rates of interest, which will cause the Company to be vulnerable to increases in interest rates; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors effecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the New Credit Facility and the Indenture, also may prohibit the Company from taking such actions.

MEDICAL COST CONTAINMENT

     In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products such as those sold by the Company, in the United States and abroad. Cost containment measures have resulted in increased customer purchasing power, particularly through the increased presence of GPOs in the marketplace and increased consolidation of distributors. Health care organizations are evaluating ways in which costs can be reduced by decreasing the frequency with which a treatment, device or product is used. Cost containment has also caused a shift in the decision making function with respect to supply acquisition from the clinician to the administrator, resulting in a greater emphasis being placed on price, as opposed to features and clinical benefits. The Company has encountered significant pricing pressure from customers and believes that it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for the Company's products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on the Company's business, financial conditions or results of operations.

     The Company's products are sold principally to a variety of health care providers, including hospitals and alternate site providers, that receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. As a result, while the Company does not receive payments directly from such third party payors, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers, suppliers and other users of the Company's products are unable to obtain sufficient reimbursement, a material adverse impact on the Company's business, financial condition or operations may result.

     The Company expects that the trend toward cost containment that has impacted the domestic market will also be experienced in international health care markets, impacting the Company's growth in foreign countries, particularly where health care is socialized.

INDUSTRY CONSOLIDATION; CUSTOMER CONCENTRATION

     Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 1997, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales, and management believes that such arrangements accounted for a similar percentage of net sales for fiscal 1997. Distributors have also consolidated in response to cost containment. For fiscal 1997, approximately 30% of the Company's net sales were to a single distributor, Owens & Minor Inc. The loss of the Company's relationship with this distributor would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The Company and its customers and suppliers are subject to extensive Federal and state regulation in the United States, as well as regulation by foreign governments. Most of the Company's products are subject to government regulation in the United States and other countries. In the United States, the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FDC Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the approval of Federal and foreign governmental agencies, including the Food and Drug Administration ("FDA"), prior to marketing, distributing and manufacturing certain of those products, which can be time consuming and expensive. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company's business. Foreign sales are subject to similar requirements.

     The Company is required to comply with the FDA's "Quality System Regulations for Medical Devices" implementing "Good Manufacturing Practices" ("GMP/QSR Regulations"), which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by local, state, Federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including sterilizer facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers. In addition, product approvals could be withdrawn due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDA also has the authority to issue special controls for devices manufactured by the Company, which it has not done to date. In the event that such special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

     The Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants. The Company owns and leases properties which are subject to environmental laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

RISKS RELATED TO INTERNATIONAL SALES; FOREIGN OPERATIONS

     Sales made outside the United States represented approximately 19.1% of the Company's 1997 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. Sales of the Company's products are denominated in U.S. dollars. The destabilization of the economies of several Asian countries in 1997 caused a decrease in demand for the Company's products throughout Southeast Asia, and future sales in that region are uncertain. In addition, adverse economic conditions in

Asia could result in "dumping" of products similar to those produced by the Company by other manufacturers, both in Asian and other markets.

     The Company also maintains a manufacturing and assembly facility in Ensenada, Mexico and, as a result, is subject to operational risks such as changing labor trends and civil unrest in that country. In the event the Company were required to transfer its Ensenada operations to the United States or were otherwise unable to benefit from its lower cost Mexican operation, its business, financial condition and results of operations would be adversely affected.

PRODUCT LIABILITY

     The manufacturing and marketing of medical products entails an inherent risk of product liability claims. Although the Company has not experienced any significant losses due to product liability claims and currently maintains umbrella liability insurance coverage, there can be no assurance that the amount or scope of the coverage maintained by the Company will be adequate to protect it in the event a significant product liability claim is successfully asserted against the Company. In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF EXPANDING OPERATIONS

     The Company's success will, to a large extent, depend upon the continued services of its executive officers. The loss of services of any of these executive officers could materially and adversely affect the Company. While the Company has employment agreements with it senior management team, these agreements may be terminated by either party, with or without cause.

     The Company's plans to expand its business may place a significant strain on the Company's operational and financial resources and systems. To manage its expanding operations, the Company may be required to, among other things, improve its operational, financial and management information systems. The Company may also be required to attract, train and retain additional highly qualified management, technical, sales and marketing and customer support personnel. The process of locating such personnel with the combination of skills and attributes required to implement the Company's strategy is often lengthy. The inability to attract and retain additional qualified personnel could materially and adversely affect the Company.

COMPETITION

     The medical supply industry is characterized by intense competition. Certain of the Company's competitors have greater financial and other resources than the Company and may succeed in utilizing these resources to obtain an advantage over the Company. The general trend toward cost containment in the health care industry has had the effect of increasing competition among manufacturers, as health care providers and distributors consolidate and as GPOs increase in size and importance. The Company competes on the basis of brand name, product quality, breadth of product line, service and price.

RISKS GENERALLY ASSOCIATED WITH ACQUISITIONS

     An element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company's operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the New Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The New Credit Facility restricts all acquisitions with the exception of Permitted Acquisitions (as defined therein), and limits, among other things, (i) the sum that may be paid in connection with any single acquisition to $30.0 million, (ii) the total amount outstanding of revolving credit indebtedness that can be incurred for acquisition purposes to $40.0 million, and (iii) the line of business of the acquired entity or assets. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

PATENTS AND TRADEMARKS

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 18 patents in the U.S. and two patents pending. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries. The Company is currently preparing several patent applications covering intellectual property associated with the closed suction catheter product and advanced humidification devices. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

S CORPORATION STATUS

     The Company elected to be treated as an S corporation for federal and state income tax purposes for its taxable years beginning on or after January 1, 1987. Unlike a C corporation, an S corporation is generally not subject to income tax at the corporate level; instead, the S corporation's income is taxed on the personal income tax returns of its shareholders. The Company's status as an S corporation terminated upon consummation of the Recapitalization. If S corporation status were denied for any periods prior to such termination by reason of a failure to satisfy the S corporation election or eligibility requirements of the Internal Revenue Code of 1986, as amended, the Company would be subject to tax on its income as if it were a C corporation for these periods. Such an occurrence would have a material adverse effect on the Company's results.

YEAR 2000 COMPLIANCE

     The Company has upgraded its information system capabilities such that it does not believe that its systems will encounter any material "year 2000" problems. The issue surrounding the year 2000 is whether computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that misinterpret the two-digit date "00" as the year 1900 instead of the year 2000 could generate erroneous data or fail. The Company's products are not subject to year 2000 problems. The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, both domestically and internationally, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has not assessed the status of such third-party enterprises' information systems, nor the materiality, nature or potential impact on the Company of year 2000 issues confronted by such third parties to the extent the same affect the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     On April 7, 1998, in connection with the Recapitalization, the Company sold
(i) 300,000 shares of its Mirror Preferred Stock for a total cash consideration of $30,000,000 and (ii) 6,300,000 shares of its common stock for a total cash consideration to the Company of $63,000,000.

     The Company believes that the transactions set forth above were exempt from the registration and prospectus delivery requirements set forth in the Securities Act in reliance on Section 4(2) thereof, because all of the sales were made in transactions not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HUDSON RESPIRATORY CARE INC.,
                                       a California corporation


August 10, 1998                        By:  /s/ Jay R. Ogram
                                           ____________________________________
                                            Jay R. Ogram
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)