Form 10-Q
period 1998-09-25
HUDSON RESPIRATORY CARE INC
filed 1998-11-09
CIK 1061893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________.

                      COMMISSION FILE NUMBER - 333-56097

                              ___________________

                          HUDSON RESPIRATORY CARE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ___________________

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

Yes [_] No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 7,812,500 on October 31, 1998.

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                       Quarter Ended September 25, 1998

                               TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of December 26, 1997 and
                    September 25, 1998....................................................................        2

                    Consolidated Statements of Operations for the Three Months
                    Ended September 26, 1997 and September 25, 1998 and for the Nine Months
                    Ended September 26, 1997 and September 25, 1998.......................................        4

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 26, 1997 and September 25, 1998.......................................        5

                    Notes to Consolidated Financial Statements............................................        7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................       11

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks...........................       22

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................................................................       23

          Item 2.   Changes in Securities.................................................................       23

          Item 3.   Defaults Upon Senior Securities.......................................................       23

          Item 4.   Submission of Matters to a Vote of Security Holders...................................       23

          Item 5.   Other Information.....................................................................       23

          Item 6.   Exhibits and Reports on Form 8-K......................................................       23

SIGNATURE.................................................................................................       24

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARY
                  -------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          --------------------------
                                    ASSETS
                                    ------

                         (Dollar Amounts in Thousands)


                                                                             DECEMBER 26,         SEPTEMBER 25,
                                                                                 1997                  1998
                                                                           --------------      ----------------
                                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and short-term investments......................................       $     470           $    1,306
   Accounts receivable, less allowance for doubtful accounts of $258 and $391, at December 26, 1997 and September 25,  1998,
      respectively......................................................          21,282               18,963
   Inventories..........................................................          16,613               17,412
   Other assets.........................................................           1,024                  826
                                                                               ---------           ----------
      Total current assets..............................................          39,389               38,507
                                                                               ---------           ----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
      Land..............................................................           2,044                2,044
      Buildings.........................................................          13,369               14,818
      Leasehold improvements............................................           1,322                1,322
      Machinery and equipment...........................................          61,316               62,642
      Furniture and fixtures............................................           2,128                2,277
      Construction in progress..........................................           1,592                   98
                                                                               ---------           ----------
                                                                                  81,771               83,201
           Less Accumulated depreciation and amortization...............          48,728               50,046
                                                                               ---------           ----------
                                                                                  33,043               33,155
                                                                               ---------           ----------
OTHER ASSETS:
   Deferred tax asset...................................................             127               78,838
   Deferred financing costs, net........................................             119               12,153
   Intangible assets, net...............................................           4,317                4,457
   Other assets.........................................................             559                  344
                                                                               ---------           ----------
                                                                                   5,122               95,792
                                                                               ---------           ----------
                                                                               $  77,554           $  167,454
                                                                               =========           ==========

  The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ---------------------------------------------

                         (Dollar Amounts in Thousands)

                                                                             DECEMBER 26,      SEPTEMBER 25,
                                                                                 1997               1998
                                                                           ----------------   ---------------
                                                                                                (unaudited)
CURRENT LIABILITIES:
   Notes payable to bank.................................................      $   4,000         $    1,000
   Accounts payable......................................................          3,842              5,364
   Accrued liabilities...................................................          5,244             10,575
   Management bonus......................................................         20,000                 --
                                                                               ---------         ----------
      Total current liabilities..........................................         33,086             16,939
                                                                               ---------         ----------

SENIOR SUBORDINATED NOTES PAYABLE........................................             --            115,000
                                                                               ---------         ----------
NOTES PAYABLE TO BANK, net of current portion............................         16,250             37,000
                                                                               ---------         ----------
ACCRUED EQUITY PARTICIPATION PLAN COSTS..................................          5,703                 --
                                                                               ---------         ----------
   Total liabilities.....................................................         55,039            168,939
                                                                               ---------         ----------

MANDATORILY REDEEMABLE PREFERRED STOCK, $100 par
   value:  Authorized 300,000 shares; issued and outstanding-300,000
   shares at September 25, 1998; liquidation preference:  $30,000........             --             29,000
   Accrued preferred stock dividend, payable-in-kind.....................             --              1,648
                                                                               ---------         ----------
                                                                                      --             30,648
                                                                               ---------         ----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value:
   Authorized 15,000,000 shares, issued and outstanding 14,468,720
   and 7,812,500 shares at December 26, 1997 and September 25, 1998 .....          3,789             63,535
   Cumulative translation adjustment.....................................           (345)              (464)
   Retained earnings.....................................................         19,071            (95,204)
                                                                               ---------         ----------
                                                                                  22,515            (32,133)
                                                                               ---------         ----------
                                                                               $  77,554         $  167,454
                                                                               =========         ==========

  The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                         (Dollar Amounts in Thousands)

                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      -------------------------     -------------------------
                                                                       SEPT. 26,     SEPT. 25,       SEPT. 26,     SEPT. 25,
                                                                          1997         1998            1997           1998
                                                                      -----------   -----------     -----------   -----------
                                                                              (UNAUDITED)                        (UNAUDITED)
NET SALES..........................................................     $  21,813     $  22,130       $  70,906     $  68,828
COST OF SALES......................................................        11,116        11,548          36,504        36,691
                                                                        ---------     ---------       ---------     ---------
Gross Profit.......................................................        10,697        10,582          34,402        32,137
                                                                        ---------     ---------       ---------     ---------
OPERATING EXPENSES:
  Selling..........................................................         2,231         2,489           7,020         7,180
  Distribution.....................................................         1,258         1,251           3,805         3,949
  General and administrative.......................................         3,099         2,772           8,598         8,528
  Research and development.........................................           443           475           1,338         1,415
                                                                        ---------     ---------       ---------     ---------
                                                                            7,031         6,987          20,761        21,072
                                                                        ---------     ---------       ---------     ---------
PROVISION FOR EQUITY PARTICIPATION PLAN AND BONUSES................         1,212           --            4,866        63,939
PROVISION FOR RETENTION BONUSES....................................           --            --              --          4,754
                                                                        ---------     ---------       ---------     ---------
Income (loss) from operations......................................         2,454         3,595           8,775       (57,628)
                                                                        ---------     ---------       ---------     ---------
OTHER INCOME AND (EXPENSES):
  Interest expense.................................................           456         3,488           1,406         7,127
  Other, net.......................................................            10           513            (635)          663
                                                                        ---------     ---------       ---------     ---------
                                                                              466         4,001             771         7,790
                                                                        ---------     ---------       ---------     ---------
Income (loss) before provision (benefit) for income taxes..........         1,988          (406)          8,004       (65,419)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 5)......................            26          (163)            105       (77,140)
                                                                        ---------     ---------       ---------     ---------
Income before extraordinary items..................................         1,962          (243)          7,899        11,721
EXTRAORDINARY ITEM--loss on extinguishment of debt (Note 7)........           --            --              --            104
                                                                        ---------     ---------       ---------     ---------
Net income.........................................................         1,962          (243)          7,899        11,618
Preferred stock dividends..........................................           --            872             --          1,648
                                                                        ---------     ---------       ---------     ---------
Net income (loss) available to common shareholders.................     $   1,962     $  (1,115)      $   7,899     $   9,970
                                                                        =========     =========       =========     =========
Pro forma net income (loss) assuming C corporation status for
  income tax purposes  (Note 5)....................................     $   1,167     $  (1,115)      $   4,802     $ (41,000)
                                                                        =========     =========       =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                         (Dollar Amounts in Thousands)

                                                                                        NINE MONTHS ENDED
                                                                                --------------------------------
                                                                                 SEPTEMBER 26,    SEPTEMBER 25,
                                                                                      1997            1998
                                                                                --------------------------------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................................        $  7,899        $   9,970
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization..............................................           3,641            4,869
   Writeoff of deferred financing fees........................................              --              104
   Gain on disposal of equipment..............................................              --              (28)
   Deferred tax asset benefit.................................................              --          (78,762)
   Provision for equity participation plan (EPP)..............................           4,866           63,939
   (Increase) decrease in accounts receivable.................................           5,436            2,319
   (Increase) decrease in inventories.........................................          (3,940)              72
   Decrease in other current assets...........................................             183              250
   (Increase) decrease in other assets........................................            (206)             215
   Increase (decrease) in accounts payable....................................            (729)           1,522
   Increase (decrease) in accrued liabilities.................................            (402)           7,057
   Payments of EPP liabilities................................................              --          (89,642)
                                                                                      --------        ---------
    Net cash provided by (used in) operating activities.......................          16,748          (78,115)
                                                                                      --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...................................          (2,116)          (2,730)
 Proceeds from sale of property, plant and equipment..........................              --               --
 Acquisition of the assets of Gibeck, Inc.....................................              --           (3,352)
 Increase in cash surrender value of life insurance...........................              (5)              --
                                                                                      --------        ---------
    Net cash used in investing activities.....................................          (2,121)          (6,082)
                                                                                      --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank...........................................          (6,146)         (43,250)
 Proceeds from borrowings on bank credit facility.............................              --           61,000
 Additions to deferred financing costs........................................             (10)         (12,563)
 Redemption of stockholder interest...........................................              --         (127,624)
 Shareholder distributions....................................................          (9,330)              --
 Proceeds from senior subordinated debt.......................................              --          115,000
 Sale of common and preferred stock, net of transaction costs.................              --           92,125
                                                                                      --------        ---------
    Net cash provided by (used in) financing activities.......................         (15,486)          84,688
                                                                                      --------        ---------

Effect of exchange rate changes on cash.......................................             (26)             345
                                                                                      --------        ---------

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS....................            (885)             836
CASH AND SHORT-TERM INVESTMENTS, beginning of period..........................           1,419              470
                                                                                      --------        ---------
CASH AND SHORT-TERM INVESTMENTS, end of period................................        $    534        $   1,306
                                                                                      ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the quarter for:
    Interest                                                                          $  1,474        $   2,377
                                                                                      ========        =========

    Income taxes                                                                      $    201        $   1,659
                                                                                      ========        =========

   The accompanying notes are an integral part of these consolidated balance statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                 ---------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              September 25, 1998
                              ------------------
                                  (unaudited)

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 25, 1998, the results of operations for the three-month and nine-months periods ended September 26, 1997 and September 25, 1998, and the cash flows for the nine-month periods ended September 26, 1997 and September 25, 1998 pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the Company's 1997 audited financial statements and the notes thereto included in its Form S-4 filed with the SEC (Registration No. 333-56097). The results of operations for the three-month and nine-month periods ended September 25, 1998 and September 26, 1997 are not necessarily indicative of the results for a full year.

2.   Recapitalization.  In April 1998, the Company consummated a plan pursuant
     ----------------
to which a majority of the Company was sold in accordance with an agreement and plan of merger (the Recapitalization).

     Key components of the Recapitalization include:

     (1) common and preferred equity investments in consideration for (i) an 80.8% ownership in the Company's common stock and (ii) preferred stock with an initial liquidation preference of $30.0 million;

     (2) issuance of 91/8%senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 8);

     (3) execution of a new term loan facility and revolving loan facility (see
Note 8);

     (4) repayment of existing indebtedness;

     (5) payment of amounts due under the Equity Participation Plan (the Equity Participation Plan or EPP) (see Note 6);

     (6) payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding;

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

3.   Inventories.  Inventories consisted of the following:
     -----------

                                                         DECEMBER 26,     SEPTEMBER 25,
                                                            1997              1998
                                                        --------------    -------------
                                                            (AMOUNTS IN THOUSANDS)
Raw materials..........................................  $ 4,802             $ 4,261

Work-in-process........................................    4,681               4,316

Finished goods.........................................    7,130               8,835

                                                         -------             -------
                                                         $16,613             $17,412
                                                         =======             =======

4.   Comprehensive Income. In June 1997, FASB issued Statement of Financial
     --------------------
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company in the quarter ended March 27, 1998.

     The Company had comprehensive income for the three-month and nine-month periods ended September 25, 1998 and September 26, 1997 as follows:

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              ------------------------------   ----------------------------
                                                                SEPTEMBER 26,  SEPTEMBER 25,   SEPTEMBER 26,  SEPTEMBER 25,
                                                                    1997           1998            1997          1998
                                                              ---------------  -------------   -------------  -------------
                                                                                (AMOUNTS IN THOUSANDS)
Net income...............................................       $   1,962       $(1,115)         $  7,899        $ 9,970
Other comprehensive income:
 Foreign currency translation gain (loss)................             (33)           --               (26)           (21)
                                                                ---------       -------        ----------        -------
Comprehensive income.....................................       $   1,929       $(1,115)         $  7,873        $ 9,949
                                                                =========       =======        ==========        =======


5.   Income Taxes.  The Company became a C corporation upon consummation of the
     ------------
transaction discussed in Note 2. Accordingly, the Company has presented pro forma net income (loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 40%, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the June 1998 financial statements.

     The actual provision for income taxes for the three-month and nine-month periods in 1998 reflect that the Company was a C corporation for a portion of the period presented. The conversion from S corporation to C corporation resulted in a one-time benefit of $78,526,000 in the quarter ended June 26, 1998.

     The tax provision (benefit) for the three and nine-month periods ended September 25, 1998 consists of the following:

                                                                                               THREE          NINE
                                                                                              MONTHS         MONTHS
                                                                                          ------------      ------------
                                                                                             (AMOUNTS IN THOUSANDS)
Income taxes at combined statutory rate of 40 percent.....................................   $    (162)         $(26,168)
Effect of earnings during S corporation period and S corporation state income tax.........          --            27,554
 liability arising from Section 338(h)(10) election
Benefit of recordation of deferred tax asset upon conversion to C corporation status......          --           (78,526)
                                                                                             ---------          --------
                                                                                                 $(162)         $(77,140)
                                                                                             =========          ========

6.   Equity Participation Plan. In March 1998, the Company paid previously-
     -------------------------
accrued bonuses totaling $20 million, plus related payroll taxes. These payments were funded by additional borrowings under the existing credit facility. The provision for Equity Participation Plan costs were estimated on an interim basis for periods prior to the Recapitalization based upon the expected provision for the year as a percentage of income before the provision for Equity Participation Plan costs.

     In conjunction with the Recapitalization discussed in Note 2 the Company paid additional amounts pursuant to the Equity Participation Plan. This plan has now been terminated.

7.   Extraordinary Item.  In accordance with the Recapitalization, the Company
     ------------------
recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000.

8.   Long-Term Debt.
     --------------

New Credit Facility

     In connection with the Recapitalization, the Company has entered into a new credit agreement with a bank which provides for borrowings of up to $100,000,000. This agreement consists of two separate facilities as follows:

     Revolving credit -- maximum borrowings of $60,000,000 with a letter of credit sublimit of $7,500,000. This facility must be prepaid upon payment in full of the Term Loan facility.

     Term loan -- maximum borrowings of $40,000,000, with quarterly installments to be made through maturity.

     Interest on the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate plus 2.25 percent, or a base rate plus 1.25 percent per annum. A commitment fee of 0.50 percent per annum will be charged on the unused portion of the New Credit Facility. As of September 25, 1998 the eurodollar and base rates were 5.50% and 8.25%, respectively.

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

     Total borrowings as of September 25, 1998 were $38,000,000 under the Term Loan Facility and bear interest at 7.875 percent per annum. The New Credit Facility will mature on the sixth anniversary of the closing of the Recapitalization.

Senior Subordinated Notes

     Also related to the Recapitalization, the Company issued under an Indenture $115,000,000 of senior subordinated notes (the Notes). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

     The Notes bear interest at a rate equal to 9 1/8 percent per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003.

     9.   Preferred Stock.  Upon consummation of the Recapitalization, the
          ---------------
Company issued 300,000 shares of Senior Exchangeable Payable-In-Kind (PIK) Preferred Stock subject to mandatory redemption at a liquidation preference of $100 per share, plus accumulated and unpaid dividends, if any, on April 15, 2010.

     Dividends on the preferred stock accrue at the rate per share of 11 1/2 percent per annum. Amounts due are payable in cash, except that on each dividend payment date occurring on or prior to April 15, 2003, dividends may be paid at: the Company's option, by the issuance of additional shares of preferred stock (including fractional shares). Dividends will be payable semi-annually in arrears on April 15 and October 15 of each year commencing October 15, 1998.
The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries. The payment made on October 15, 1998 was made by the issuance of additional shares of preferred stock.

     10.  Acquisitions.  During the third quarter of 1998, the Company acquired
          ------------
certain assets of Gibeck, Inc. ("Gibeck") for a purchase price of $3,351,500. Gibeck is engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. The acquisition was accounted for as a purchase, and the purchase price was allocated as follows based on the relative fair values of the assets acquired:

          Inventory............................................. $  871,274
          Machinery & Equipment.................................  1,500,000
          Goodwill..............................................    980,226
                                                                 ----------
                                                                 $3,351,500
                                                                 ==========


     11.  Stockholders' Equity (Deficit). Stockholders' equity (deficit)
          ------------------------------
reflects the following (dollar amounts only in thousands):

                                                         Common Stock
                                                     ------------------------
                                                                                    Cumulative
                                                       Number of                    Translation      Retained
                                                         Shares        Amount       Adjustment       Earnings       Total
                                                       ----------     -------      ------------     ---------      -------
BALANCE, December 26, 1997...........................  14,468,720    $   3,789          $(345)       $  19,071     $  22,515
Foreign currency translation adjustment..............          --           --           (119)              --          (119)
Stockholder redemption............................... (12,968,720)      (3,379)            --         (124,245)     (127,624)
Recapitalization investment..........................   6,300,000       63,000             --               --        63,000
Issuance of common stock.............................      12,500          125             --               --           125
Net income...........................................          --           --             --            9,970         9,970
                                                      -----------    ---------          -----       ----------     ---------
BALANCE, September 25, 1998..........................   7,812,500    $  63,535          $(464)      $  (95,204)    $ (32,133)
                                                      ===========    =========          =====       ==========     =========

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company's Securities and Exchange Commission filings. See "Risk Factors" below.

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

     The Company developed and introduced disposable products for the anesthesia market starting in 1995. Since that time, sales of anesthesia products have increased and in 1997 contributed $6.5 million in net sales. Net sales from new respiratory and anesthesia products introduced since 1992 represented approximately 18% of the Company's total net sales in fiscal 1997. During the third quarter of 1998, the Company acquired certain assets of Gibeck, Inc. ("Gibeck") for approximately $3.35 million. Prior to the transaction, Gibeck was engaged primarily in the business of manufacturing, marketing and selling disposable anesthesia supplies. In addition to the sale of its self-manufactured products, Gibeck was the exclusive North American distributor of its parent company's, Louis Gibeck, AB ("LGAB"), Heat Moisture Exchange ("HME") product line. As a result of the transaction, Hudson RCI is now the exclusive North American distributor for the LGAB HME products. In fiscal year 1997, Gibeck reported net sales of approximately $12.3 million.

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

     Pursuant to the Recapitalization, Holding contributed approximately $93.0 million in equity capital into Hudson RCI (the "Holding Equity Investment") and a shareholder of Hudson RCI (the "Continuing Shareholder") retained common stock of Hudson RCI with a value of approximately $15.0 million (the "Rollover Equity"), based on the valuation of Hudson RCI used in the Recapitalization. In the Merger, a portion of the Hudson RCI common stock was converted into the right to receive approximately $131.1 million in cash, and management received $88.3 million pursuant to the Company's Equity Participation Plan (the "Equity Participation Plan" or "EPP"). Following the Holding Equity Investment, Holding owned 80.8% of the outstanding common stock of Hudson RCI and the Continuing Shareholder owned 19.2% of the outstanding common stock of Hudson RCI.

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


                                                          Three Month Period Ended                 Nine Month Period Ended
                                                               (unaudited)                                (unaudited)
                                                          --------------------------           -----------------------------
                                                          Sept. 26,        Sept. 25,            Sept. 26,           Sept. 25,
                                                            1997              1998                 1997               1998
                                                          -----------      ---------           ---------          -----------
                                                           (dollars in thousands)                  (dollars in thousands)
Net sales................................................ $  21,813        $   22,130            $      70,906     $    68,828
Cost of sales............................................    11,116            11,548                   36,504          36,691
                                                          ---------        ----------            -------------     -----------
Gross profit.............................................    10,697            10,582                   34,402          32,137
Selling expenses.........................................     2,231             2,489                    7,020           7,180
Distribution expenses....................................     1,258             1,251                    3,805           3,949
General and administrative expenses......................     3,099             2,772                    8,598           8,528
Research and development expenses........................       443               475                    1,338           1,415
Provision for equity participation plan..................     1,212                --                    4,866          63,939
Provision for retention payments.........................        --                --                       --           4,754
                                                          ---------        ----------            -------------     -----------
Total operating expenses.................................     8,243             6,987                   25,627          89,765
                                                          ---------        ----------            -------------     -----------
Operating income (loss)..................................     2,454             3,595                    8,775         (57,628)
Add back:  Provision for equity participation plan.......     1,212                --                    4,866          63,939
Add back: Provision for retention payments...............        --                --                       --           4,754
                                                          ---------       -----------            -------------     -----------
Operating income before provisions for equity
 participation plan and retention payments............... $   3,666           $ 3,595            $      13,641     $    11,065
                                                          =========       ===========            =============     ===========


                                                          Three Month Period Ended                 Nine Month Period Ended
                                                          --------------------------           -----------------------------
                                                          Sept. 26,        Sept. 25,            Sept. 26,           Sept. 25,
                                                            1997              1998                 1997               1998
                                                          -----------     ----------           ---------          -----------
Net sales................................................     100.0%         100.0%             100.0%                100.0%
Cost of sales............................................      51.0           52.2               51.5                  53.3
                                                             ------         ------             ------                ------
Gross profit.............................................      49.0           47.8               48.5                  46.7
Selling expenses.........................................      10.2           11.3                9.9                  10.4
Distribution expenses....................................       5.8            5.7                5.4                   5.7
General and administrative expenses......................      14.2           12.5               12.1                  12.4
Research and development expenses........................       2.0            2.1                1.9                   2.1
Provision for equity participation plan..................       5.6             --                6.9                  92.9
Provision for retention payments.........................        --             --                 --                   6.9
                                                             ------         ------             ------                ------
Total operating expenses.................................      37.8           31.6               36.1                 130.4
                                                             ------         ------             ------                ------
Operating income (loss)..................................      11.3           16.2               12.4                 (83.7)
Add back:  Provision for equity participation
 plan....................................................       5.6             --                6.9                  92.9
Add back: Provision for retention payments...............        --             --                 --                   6.9
                                                             ------         ------             ------                ------
Operating income before provisions for equity
 participation plan and retention payments...............      16.8%          16.2%              19.2%                 16.1%
                                                             ======         ======             ======                ======

Three Months Ended September 25, 1998 Compared to Three Months Ended September 26, 1997

          Net sales, reported net of accrued rebates, were $22.1 million in the third quarter of 1998, an increase of $0.3 million or 1.5% from the same quarter in 1997. Export sales increased by $0.2 million or 5.6% primarily due to the availability of common European ("CE") compliant labeled product, which was not available in the second quarter of 1998. Alternate site sales increased $0.2 million or 5.1% as the Company continued to focus its sales efforts on this growing market. Canadian sales increased by $0.3 million or 172% as a national contract for supplying a portion of the Company's product line was awarded to the Company in the first quarter of 1998. OEM sales, which are primarily sales to other companies that either resell the product or incorporate it into their products increased by $0.4 million or 6.9% primarily due to cyclical orders by certain customers in the third quarter of 1998 that did not occur in the third quarter of 1997. Partially offsetting these gains was a $0.7 million or 5.1% decrease in sales to domestic hospitals. This decrease was primarily due to the decrease in demand by hospitals affiliated with the Premier GPO, as the Premier contract for respiratory products was awarded to a competitor in February 1997.

          The Company's gross profit for the third quarter of 1998 was $10.6 million, a decline of $0.1 million or 0.9% from the third quarter of 1997. As a percentage of sales, the Company's gross profit margin was 47.8% as compared to 49.0% in the third quarter of 1997. This decline was primarily due to an unfavorable product mix variance resulting from the sales of more products with a lower profit margin.

          Selling expenses, consisting primarily of sales force salaries, were $2.5 million for the third quarter of 1998, an increase of $0.3 million or 11.6% from the third quarter of 1997. The primary cause of this increase was increased compensation paid to the sales force and increases in fees paid to certain GPOs resulting from higher sales volumes to those GPOs. As a percentage of sales, selling expenses increased to 11.2% in the third quarter of 1998 as compared to 10.2% for the same quarter in 1997.

          Distribution expenses, consisting primarily of freight charges from the Company's warehouses to its domestic customers, were $1.3 million in the third quarter of 1998, the same level as the third quarter of 1997. As a percentage of sales, distribution expenses were 5.7% for the third quarter of 1998 as compared to 5.8% for the same quarter in 1997.

          General and administrative expenses consist primarily of salaries and other expenses for corporate management, finance, accounting, regulatory and human resources. General and administrative expenses for the third quarter of 1998 were $2.8 million, a decrease of $0.4 million or 10.6% from the third quarter of 1997. This decline was due primarily to the elimination of the Company aircraft as well as other expenses eliminated as a result of the Recapitalization. As a percentage of sales, general and administrative expenses were 12.5% in 1998 compared to 14.2% in 1997.

          Research and development expenses for the third quarter of 1998 were $0.5 million, an increase of $32,000 over the third quarter of 1997.

          The provision for Equity Participation Plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. In the second quarter of 1998, as a result of the Recapitalization, the Equity Participation Plan was discontinued. Accordingly, no expense was recorded in the third quarter of 1998 while $1.2 million was recorded in the third quarter of 1997.

          Interest expense was $3.5 million in the third quarter of 1998, an increase of $3.0 million over the third quarter of 1997. This increase was due to higher debt levels during the third quarter of 1998 as a result of the Recapitalization.

          Income tax expense reflects termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election.

Nine Months Ended September 25, 1998 Compared to Nine Months Ended September 26, 1997

          Net sales, reported net of accrued rebates were $68.8 million in the third quarter of 1998, a decrease of $2.1 million or 2.9% from the same period in 1997. Domestic hospital sales declined by $3.6 million or 8.1%, due primarily to the decreased demand by hospitals affiliated with the Premier GPO, as the Premier contract for respiratory supplies was awarded to a competitor in February 1997. This decline was partially offset by an increase in alternate site sales of $0.9 million or 8.0% as the Company continued to focus its sales efforts in this growing market.

          The Company's gross profit for the first nine months of 1998 was $32.1 million, a decline of $2.3 million or 6.6% from the first nine months of 1997. As a percentage of sales, the Company's gross profit margin was 46.7% for the first nine months of 1998 as compared to 48.5% for the same period in 1997. This decline was primarily due to lower sales volumes during the first nine months of 1998 as compared to 1997 and due to the underabsorption of overhead resulting from the Company's efforts to reduce inventories in combination with a relatively consistent level of sales volumes. On an interim basis, the Company allocates actual manufacturing costs between cost of sales and inventory based on actual production levels. The Company decreased production and reduced inventories by $0.3 million (exclusive of a large, one-time purchase of finished goods in the third quarter of 1998) in the first nine months of 1998 as compared to an increase in inventories of $4.0 million in the first nine months of 1997. The decline in inventories caused approximately $0.9 million of additional overhead to be charged to cost of sales in the first nine months of 1998. In addition, the Company experienced an unfavorable product mix variance in the third quarter of 1998.

          Selling expenses were $7.2 million for the first nine months of 1998, an increase of $0.2 million or 2.3% over the first nine months of 1997. As a percentage of sales, selling expenses increased to 10.4% in 1998 as compared to 9.9% on 1997. This increase is primarily attributable to higher sales volumes in the first nine months of 1997 as compared to 1998.

          Distribution expenses were $3.9 million for the first nine months of 1998, an increase of $0.1 million over the same time period in 1997. The increase is primarily the result of increased freight rates from carriers. As a percentage of sales, distribution expenses increased to 5.7% as compared to 5.4% in 1997.

          General and administrative expenses for the first nine months of 1998 were $8.5 million as compared to $8.6 million for the first nine months of 1997. The Company incurred approximately $300,000 in legal fees in 1998 relating to the successful defense of a patent infringement lawsuit. This increase was more than offset by the elimination of certain recurring expenses as a result of the Recapitalization. As a percentage of sales, general and administrative expenses were 12.4% in 1998 as compared to 12.1% in 1997. This increase is due primarily to lower sales volumes for the first nine months of 1998 as compared to 1997.

          Research and development expenses for the first nine months of 1998 were $1.4 million, a $76,000 increase over the first nine months of 1997.

          In the first nine months of 1998, the provision for Equity Participation Plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

          The provision for retention payments, including related employer payroll taxes, was $4.8 million in the first nine months of 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future payments are anticipated.

          Interest expense was $7.1 million for the first nine months of 1998, an increase of $5.7 million over the first nine months of 1997. The increase was due to higher debt levels during the first nine months of 1998 as a result of the Recapitalization.

          Income tax expense reflects the effects of the termination of the Company's S corporation status upon the Recapitalization. The Company now provides for federal and state income taxes as a C corporation, although actual payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity are cash flow from operations and borrowing under its working capital facility. Cash provided by operations before EPP payments totaled $16.7 million in the nine months ended September 26, 1997 and $11.6 million in the nine months ended September 25, 1998. The Company had operating working capital, excluding cash and short-term debt, of $23.9 million at September 25, 1998. Inventories were $16.6 million and $17.4 million at December 26, 1997 and September 25, 1998, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $21.3 million and $19.0 million at December 26, 1997 and September 25, 1998, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company is exploring the utilization in 1999 of a distribution warehouse outside of the United States. While this will have the effect of increasing the Company's investment in inventories, it may also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

          In connection with the Recapitalization, the Company made cash payments under the Equity Participation Plan of $88.3 million in the nine months ended September 25, 1998, which it funded with the proceeds of the debt and equity transactions that were part of the Recapitalization.

          During the nine months ended September 26, 1997, net cash used in investing activities was $2.1 million, reflecting purchases of property. During the nine months ended September 25, 1998, net cash used in investing activities was $6.1 million, primarily for capital expenditures and the acquisition of the assets of Gibeck. The Company currently estimates that capital expenditures will be approximately $6.0 million in each of 1998 and 1999, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

          During the nine months ended September 26, 1997, net cash used in financing activities was $15.5 million, consisting primarily of repayment of debt and shareholder distributions. During the nine months ended September 25, 1998, net cash provided by financing was $84.7 million reflecting net borrowing by the Company.

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

          In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11 1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the Holding Preferred Stock. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

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

YEAR 2000 COMPLIANCE

          A significant percentage of software that runs on most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company does not believe that its systems will encounter any material "Year 2000" problems. Since the internal Year 2000 issues identified by the Company do not require any significant changes to hardware or software, the Company does not believe that the cost to correct them will be material. The Company plans to make all required enhancements to its software during the second quarter of 1999. The Company's products are not subject to Year 2000 problems.

          The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. Towards this goal, the Company is developing a survey to be sent to its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners. The Company expects these that the surveys will be mailed by December 31, 1999 and the assessment completed by mid-year 1999. The Company does not expect the cost of this program to be material. The Company has begun to develop contingency plans in the event a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers. The Company cannot provide any assurance that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

          The total costs of the Year 2000 program are anticipated to be less than $100,000, none of which has been expended to date. The costs and time estimates of the Year 2000 project are based on the Company's best estimates. There can be no assurance that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of internal resources dedicated to the project and the successful completion of key business partners' Year 2000 projects.

RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accountings Standards ("SFAS") No. 129 Disclosure of Information about Capital Structure was issued in February 1997 and was adopted by the Company as of December 26, 1997. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. SFAS No. 130 was adopted by the Company in the first quarter of fiscal 1998. SFAS No. 131 will initially be adopted in the Company's 1998 year-end financial statements. SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. Because the Company has no derivative instruments and does not engage in hedging activities, SFAS No. 133 will not impact the Company.

                                 RISK FACTORS

SUBSTANTIAL LEVERAGE; SHAREHOLDERS' DEFICIT

          As of September 25, 1998, the Company had $153.0 million of outstanding indebtedness and a shareholders' deficit of approximately $32.1 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the New Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." The New Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

          The Company's high degree of leverage may have significant consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the indenture and the New Credit Facility will limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the New Credit Facility will be at variable rates of interest, which will cause the Company to be vulnerable to increases in interest rates; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the New Credit Facility and the Indenture, also may prohibit the Company from taking such actions.

MEDICAL COST CONTAINMENT

          In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products such as those sold by the Company, in the United States and abroad. Cost containment measures have resulted in increased customer purchasing power, particularly through the increased presence of GPOs in the marketplace and increased consolidation of distributors. Health care organizations are evaluating ways in which costs can be reduced by decreasing the frequency with which a treatment, device or product is used. Cost containment has also caused a shift in the decision-making function with respect to supply acquisition from the clinician to the administrator, resulting in a greater emphasis being placed on price, as opposed to features and clinical benefits. The Company has encountered significant pricing pressure from customers and believes that it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for the Company's products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on the Company's business, financial conditions or results of operations.

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

INDUSTRY CONSOLIDATION; CUSTOMER CONCENTRATION

          Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 1997, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales. Distributors have also consolidated in response to cost containment. For fiscal 1997, approximately 30% of the Company's net sales were to a single distributor, Owens & Minor Inc. The loss of the Company's relationship with this distributor would have a material adverse effect on the Company's business, financial condition and results of operations.

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

          The Company is required to comply with the FDA's "Quality System Regulations for Medical Devices," implementing "Good Manufacturing Practices" ("GMP/QSR Regulations"), which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by local, state, federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including sterilizer facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers. In addition, product approvals could be withdrawn due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDA also has the authority to issue special controls for devices manufactured by the Company, which it has not done to date. In the event that such special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     On June 27, 1998, the Company sold 12,500 shares of its common stock to River Holding Corp. for a total cash consideration to the Company of $125,000.

     The Company believes that the transaction set forth above was exempt from the registration and prospectus delivery requirements set forth in the Securities Act in reliance on Section 4(2) thereof, because all of the sales were made in transactions not involving a public offering.

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


                                   HUDSON RESPIRATORY CARE INC.,
                                   a California corporation


November 9, 1998                   By:  /s/ Jay R. Ogram
                                        ----------------------------------------
                                        Jay R. Ogram
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)