Form 10-K
period 1999-12-31
HUDSON RESPIRATORY CARE INC
filed 2000-04-14
CIK 1061893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to________.

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

Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of March 30, 2000, the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 10,044,291. The registrant's Common Stock is not traded in a public market.

     Aggregate market value of the registrant's voting and nonvoting Common
Stock:  Not Applicable.

                  Documents Incorporated by Reference:  None

================================================================================


                                             HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                                                 Fiscal Year Ended December 31, 1999

                                                           TABLE OF CONTENTS
                                                                                                     Page
                                                                                                     ----
PART I...............................................................................................   1
     Item 1.  Business...............................................................................   1
     Item 2.  Properties.............................................................................   8
     Item 3.  Legal Proceedings......................................................................   8
     Item 4.  Submissions of Matters to a Vote of Security Holders...................................   8

PART II..............................................................................................  10
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  10
     Item 6.  Selected Financial Data................................................................  10
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation...  11
     Item 7A. Quantitative and Qualitative Disclosure About Market Risk..............................  24
     Item 8.  Financial Statements...................................................................  25
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  25

PART III.............................................................................................  26
     Item 10.  Directors and Executive Officers of the Registrant....................................  26
     Item 11.  Executive Compensation................................................................  27
     Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  30
     Item 13.  Certain Relationships and Related Transactions........................................  31

PART IV..............................................................................................  32
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  32

SIGNATURES...........................................................................................  S-1

                                    PART I

Item 1.  Business.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hudson Respiratory Care Inc. or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks, uncertainties include, but are not limited to, those identified in the "Risk Factors" section of this Form 10-K located at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     The Company manufactures and markets over 2,300 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively from its extensive relationships with leading group purchasing organizations or GPOs, as large purchasing organizations play an increasingly important role in hospitals' purchasing decisions.

     The Company maintains two manufacturing facilities and two distribution facilities in the United States, assembly operations in Mexico and Malaysia and sales and marketing offices in the United States, Sweden and Germany. The Company has reduced its manufacturing and assembly costs through cost reduction programs, process improvement, equipment automation and upgrades and increased utilization of its Ensenada, Mexico facility for labor-intensive operations.

     Hudson Oxygen Therapy Sales Company ("Hudson Oxygen"), Hudson RCI's predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company's assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. ("Holding"). In the past five years, the Company has pursued a number of strategic acquisitions in order to expand its product line and geographic penetration, most significantly with the July 1999 acquisition of Louis Gibeck AB ("LGAB"), a Swedish company that manufactures and markets medical devices. Hudson RCI's principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611.

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


           Category/Products
------------------------------------------------------------------------------

Oxygen Delivery: Oxygen Masks, Oxygen Cannulae, Oxygen Tubing


Aerosol Therapy: AQUAPAK(R) Large Volume, Prefilled Nebulizers; Non-Prefilled Large Volume Nebulizer; UPDRAFT(R), UPDRAFT II(R), AVA-NEB(R) and MICRO MIST(R) Small Volume, Medication Nebulizers; Aerosol Tubing; AQUATHERM(R) and THERMAGARD(R) Nebulizer Heaters; AQUAPAK Prefilled Ultrasonic Cups; ADDIPAK(R) Prefilled Unit Dose Solutions; POCKETPEAK(R) Peak Flow Meter

Active and Passive Humidification: CONCHATHERM(R) Heated Humidifiers, AQUA+(R) Hygroscopic Condenser Humidifiers, AQUAPAK Prefilled Humidifiers, Non-Prefilled, Reusable Humidifier, Non-Prefilled Disposable Humidifier, HUMID-HEAT(R) Heat-Moisture Exchangers

Ventilatory Support: Conventional Ventilator Circuits, Heated-Wire Ventilator Circuits, Anesthesia Breathing Circuits, Air Cushion Anesthesia Masks, Infant CPAP Systems

Adaptors, Connectors and Filters: A wide variety of adaptors and connectors; Main Flow Bacterial/Viral Filters; Pulmonary Function Filter


           Description
--------------------------------------------------------------------------------

Used to deliver therapeutic, supplemental oxygen to a patient. Oxygen masks cover the nose and mouth. Nasal cannulae fit inside the nostrils. Both masks and cannulae are connected to an oxygen source via small diameter tubing through which oxygen flows.

Used to create and deliver aerosolized particles of liquid water, sodium chloride or medication to the patient's airways to dilute and mobilize secretions and/or dilate constricted breathing passages. The peak flow meter is used to monitor the patient's respiratory status before and after an aerosolized medication treatment.

Heated humidification systems actively heat and humidify oxygen/air mixtures or anesthetic gases provided by a mechanical ventilator or anesthesia gas machine. Hygroscopic condenser humidifiers passively conserve the heat and humidity in the patient's exhaled breath for use during inspiration. Prefilled and non-prefilled humidifiers are used to add water vapor to oxygen being provided to a patient via a mask or cannula.

Used to convey an oxygen/air mixture and/or anesthetic gas from a mechanical ventilator or anesthesia gas machine to a patient during the temporary or long-term support of ventilation. The infant CPAP system provides non-invasive respiratory support to premature infants with under-developed, immature lungs.

The adaptors and connectors are frequently used in respiratory care and anesthesia to add accessories, modify configurations, and/or customize other related products to meet specific needs. Filters are used to protect patients,

           Category/Products
--------------------------------------------------------------------------------

Resuscitation: LIFESAVER(R) Reusable and Disposable Resuscitation Bags, Isolation Valves and Kits, LIFESAVER Tubes and Kits

Airway Management: SOFTECH(R) Cuffed and Uncuffed Endotracheal Tubes; CATH-GUIDE(R), Color-Coded and DUAL-CHANNEL Oral Pharyngeal Airways; BITEGARD(TM) Oral Bite Block; CATH-GUIDE Closed Suction Catheters; VOLDYNE(R) and TRI-FLO(R) Incentive Breathing Exercisers

Electronic Monitoring: Replacement oxygen sensors, Oxygen Monitors and Analyzers, VENTILARM II(R) Low-Pressure Alarms

Durable Equipment: Oxygen Regulators; Cylinder Carts, Trucks and Stands; Portable Oxygen Units


           Description
--------------------------------------------------------------------------------

caregivers, and medical equipment from cross-contamination with bacteria and viruses.

Used during cardiopulmonary resuscitation ("CPR") to adequately support and/or maintain the patient's ventilatory function.

Assist in securing and maintaining an open airway and unobstructed breathing passage. They also can assure that the patient's ventilation can be maintained and that respiratory secretions can be adequately removed from the lungs.

The oxygen sensors, monitors and analyzers are used to analyze and monitor the amount of oxygen being administered to a patient. The low-pressure alarm is used to detect a patient disconnect or a leak in the breathing circuit during mechanical ventilation.

Used to regulate oxygen flow from cylinders, stabilize or transport oxygen or other gas cylinders, and provide a portable oxygen supply for emergency use.

Sales, Marketing and Distribution

     The Company has sales offices in Temecula, Sweden and Germany. While substantially all of the Company's domestic hospital sales are made to distributors, the Company's marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. The Company's five largest alternate site accounts are Gulf South Medical Supply, Inc., Medline Industries, Inc., Moore Medical Corp., Redline Healthcare Corp. and VGM & Associates. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 12 to "Item 8. Financial Statements" for information with respect to international sales. The Company's sales personnel currently call on approximately 2,800 health care providers, 50 hospital distributors and 1,500 alternate site customers. Due to consolidation and cost pressures among the Company's customer base, the Company's target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive. As of December 31, 1999, the Company had a sales backlog of approximately $2.6 million.

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

     The Company utilizes a network of over 3,000 hospital distributors, as well as additional alternate site distributors, to reach its markets. A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc. Such status gives preference to the shipping of the Company's products versus competing lines. Owens & Minor Inc. is the Company's largest distributor, accounting for approximately $24.5 million or approximately 19.0% of total fiscal 1999 net sales. The Company is seeking FOCUS status with its second largest distributor, McKesson General Medical, Inc. ("McKesson"). McKesson accounted for approximately $14.8 million or approximately 11.5% of total fiscal 1999 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin.
As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company offers select large health care providers a reward for purchasing a broader selection of the Company's product lines. The program allows a rebate in the form of merchandise credit for purchasing minimum volumes from a selected group of products. The Company's international distributors place their orders directly with dedicated international customer service representatives based in Temecula. Customer orders are shipped from one of two warehouse locations. Sales strategies and marketing plans are tailored to each market with involvement of the distributor. Region and territory sales managers are responsible for the launch of products into their regions, including related support and training. The Company utilizes a network of 100 international distributors, typically on an exclusive basis within each market.

Manufacturing and Assembly

     The Company operates two manufacturing facilities and two distribution facilities in the United States and assembly facilities in Ensenada, Mexico and Kuala-Lumpur, Malaysia. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers.

     The Company's manufacturing facility in Temecula, California houses 76 injection molding machines, 67 of which are automated. During the past five years, 38 out of the 76 machines have been replaced with more efficient models, which has increased capacity. Tubing is produced on 11 extrusion lines: 6 corrugated, 4 oxygen or "spaghetti," and 1 repellitizer/regrinder. The Temecula facility uses 12-14 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene and polypropylene. Sterile prefilled humidification and nebulization products and electronics are manufactured using 9 blow/fill/seal machines in the Company's facility in Arlington Heights, Illinois.

     The Company's facility located in Ensenada, Mexico is primarily used for the assembly of certain products molded at the Temecula facility. The facility is a maquiladora, and therefore there are minimal tariffs associated with the transport of products and components across the United States-Mexico border.
The Company's facility located in Kuala-Lumpur, Malaysia assembles virtually all of the products marketed by the LGAB operation. The components assembled by the Malaysian operation are generally molded by outside vendors in Malaysia.

     The Company occasionally outsources production of certain products while it establishes its ability to penetrate a target market. Having achieved an acceptable level of penetration, the Company internalizes the manufacturing function in order to increase margins and improve quality control.

     The Company monitors the quality of its products at the Temecula, Arlington Heights, Ensenada and Malaysia facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the FDA and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an "advanced notification" program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula and Ensenada. The Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula facility is certified as ISO 9001 compliant.

Suppliers and Raw Materials

     The Company's primary raw materials are various resins, which are formed into the Company's products. The top 10 purchased products in 1999 were Tubing Grade PVC, Clear PVC, LDPE-EVA, Polypropylene, Aluminum Cylinder, Pre-Cut Elastic, Non-Tubing Grade PVC, Cannula Blanks, Acrylic Resin and Hose-End Grade PVC. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company does not have long-term supply contracts for any of its purchased raw materials. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

     The Company's research and development department consists of 17 people, including 11 engineers. The Company's research and development efforts are split between developing new products and process improvements to its manufacturing operations. The Company develops new products to expand its product line in anticipation of changes in demand. The Company has invested heavily in the anesthesia product line, as the Company continues to penetrate this market. The Company makes several new product introductions every year. Significant products introduced in the last five years include the line of heat-moisture exchangers, POCKETPEAK peak flow meter, SOFTECH endotracheal tubes, MICRO MIST small volume nebulizer and CONCHA IV heated humidification system. The Company constantly works to reduce costs through improved continued process improvements. The Company incurred research and development expenses of approximately $1.1 million, $1.0 million and $2.0 million in fiscal 1997, 1998 and 1999, respectively.

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

Employees

     As of March 15, 2000, the Company employed approximately [2,700] employees, substantially all of whom were full-time employees. None of the Company's employees is represented by unions and the Company considers its employee relations to be good.

Item 2.  Properties.

     The Company owns approximately 30 acres of land in Temecula, California on which its headquarters, one of two principal manufacturing centers and three other buildings totaling approximately 245,000 square feet are located. Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico. The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in 2019. The Company leases an 86,000 square foot manufacturing facility in Arlington Heights, Illinois under a lease that expires in 2000. Prefilled sterile solutions and electronics are manufactured in Arlington Heights. The Company also leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in 2000, and a 25,375 square foot distribution facility in Atlanta, Georgia under a lease that expires in April 2001. The Company leases sales and marketing offices in Stockholm, Sweden and Lohman, Germany under leases that expire in April 2001 and April 2002, respectively. The Company also leases a 33,260 square foot facility in Kuala-Lumpur, Malaysia, under a lease that expires in July 2001. This facility primarily assembles finished products for the Swedish operation.

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

Item 4.  Submissions of Matters to a Vote of Security Holders.

     None.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by Holding and the shareholder of the Company prior to the Recapitalization, described below. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Recapitalization."

     The Company has not paid cash dividends to Holding in the past two years, and does not intend to pay cash dividends to Holding in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.  Selected Financial Data.

     The selected fiscal year end historical financial data has been derived from the audited financial statements of the Company. The information contained in this table should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this Report.



                                                                                 Fiscal Year
                                                   -------------------------------------------------------------------------------
                                                                                                   1998(As
                                                                                                   Restated;
                                                    1995            1996          1997            See Note 15          1999(a)
                                                                                                    to the
                                                                                                    Audited
                                                                                                   Financial
                                                                                                   Statements)
                                                   ---------      ---------       ---------       ------------          ----------
Operating Data:                                                                 (dollars in thousands)

Net sales.......................................... $ 86,825        $ 93,842        $ 99,509           $100,498          $128,803
Cost of sales......................................   49,896          52,189          54,575             56,802            75,418
                                                    --------        --------        --------           --------          --------
Gross profit.......................................   36,929          41,653          44,934             43,696            53,385
Operating expenses:
Selling expenses...................................    8,283           8,961           9,643             10,350            13,122
Distribution expenses..............................    3,088           3,114           3,170              3,336             4,647
General and administrative expenses................    9,769          11,277          11,456             10,284            14,732
Research and development expenses..................    1,257           1,184           1,072                976             2,031
Provision for equity participation plan............   11,415           8,249           6,954             63,939                --
Provision for retention payments...................       --              --              --              4,754(b)             --
                                                    --------        --------        --------           --------          --------
Operating income (loss)............................    3,117           8,868          12,639            (49,943)           18,853
Other (income) and expenses:
Interest expense...................................    2,424           2,177           1,834             11,327            17,263
Other (income) expense.............................      811            (463)           (638)               406             1,232
                                                    --------        --------        --------           --------          --------
Total other expense................................    3,235           1,714           1,196             11,733            18,495
                                                    --------        --------        --------           --------          --------
Income (loss) before provision (benefit) for
income taxes.......................................     (118)          7,154          11,443            (61,676)              358
Provision (benefit) for income taxes...............      280              73             150              8,405             1,586
                                                    --------        --------        --------           --------          --------
Income (loss) before extraordinary item............     (398)          7,081          11,293            (70,081)           (1,228)
Extraordinary item (loss on extinguishment of debt)       --              --              --                104(c)             --
                                                    --------        --------        --------           --------          --------
Net income (loss).................................. $   (398)       $  7,081        $ 11,293           $(70,185)         $ (1,228)
                                                    ========        ========        ========           ========          ========


continued on following page

Other Financial Data:                                                         (dollars in thousands)

Net cash provided by (used in) operating
 activities........................................ $ 15,939        $ 16,133        $ 19,269           $(83,024)         $  7,097
Net cash used in investing activities.............. $ (6,088)       $(11,354)       $ (3,673)          $ (6,444)         $(75,818)
Net cash provided by (used in) financing
 activities........................................ $(11,880)       $ (3,668)       $(16,398)          $ 89,624          $ 71,529
Adjusted EBITDA(d)................................. $ 21,205        $ 23,194        $ 25,440           $ 24,851          $ 29,993
Adjusted EBITDA margin(e)..........................     24.4%           24.7%           25.6%              24.7%             23.3%

                                                                                    Fiscal Year
                                                   -------------------------------------------------------------------------------
                                                                                                   1998(As
                                                                                                   Restated;
                                                    1995            1996          1997            See Note 15          1999(a)
                                                                                                    to the
                                                                                                    Audited
                                                                                                   Financial
                                                                                                   Statements)
                                                   ---------      ---------       ---------       ------------          ----------
Operating margin before EPP and Retention
 Payments(f).......................................     16.7%           18.2%           19.7%              18.7%             14.6%
Depreciation and amortization(g)................... $  6,820        $  6,133        $  5,847           $  6,101          $  8,315
Capital expenditures............................... $  5,850        $  6,395        $  4,659           $  3,111          $ 10,973
Ratio of Adjusted EBITDA to cash interest expense..      8.7x           10.7x           13.9x               2.3x              2.1x
Ratio of total debt to Adjusted EBITDA.............      1.2x            1.2x            0.8x               6.4x              7.1x
Ratio of earnings to fixed charges(h)..............      1.0x            3.7x            6.0x                --               1.0x
Deficiency of earnings to cover fixed charges......       --              --              --           $(61,676)               --
Ratio of earnings to fixed charges and preferred
 stock dividends(i)................................      1.0x            3.7x            6.0x                --                --
Deficiency of earnings to cover fixed charges and
 preferred stock dividends.........................       --              --              --           $(65,863)         $ (6,160)
Balance Sheet Data:
Working capital.................................... $ 18,641        $ 24,188        $  6,430           $ 29,533          $ 35,971
Working capital as adjusted(j).....................   22,461          26,768          29,960             32,026            39,727
Total assets.......................................   64,387          76,910          77,554            165,321           251,819
Total debt.........................................   25,364          28,146          20,250            159,000           211,694
Shareholders' equity (deficit).....................   19,112          19,872          22,515            (37,735)          (14,649)


______________________
(a) Includes results of operations for (i) LGAB, since it was acquired in July 1999, (ii) Medimex, since certain of its assets were acquired in October 1999 and (iii) Tyco, since certain of its assets were acquired in November 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations C Recent Developments."
(b) Reflects retention payments made to substantially every employee of the Company in connection with the Recapitalization. These payments were intended to ensure the continued employment of all employees after the Recapitalization and no future payments are anticipated.
(c) Reflects the write-off of deferred financing fees related to the payoff of outstanding debt under the Company's previous credit agreement.
(d) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense, charges related to the Equity Participation Plan, which was terminated upon consummation of the Recapitalization, and recognition of the portion of purchase price allocation related to acquired inventories. The Company has excluded payments under the Equity Participation Plan to present comparable figures for all historical periods presented. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included information concerning Adjusted EBITDA as one measure of an issuer's historical ability to service debt. In addition, certain covenants in the Indenture are based upon a calculation analogous to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Hudson RCI's operating performance. For purposes of compliance with the Indenture, the Company's Consolidated Net Income and EBITDA will not be reduced by retention payments, payments made pursuant to the Equity Participation Plan or by the amount of any contingent payments made by the Company to former participants in the Equity Participation Plan. See "Certain Relationships and Related Transactions."
(e) Represents ratio of Adjusted EBITDA to net sales.
(f) Represents ratio of operating income before EPP and retention payments to net sales.
(g) Includes amortization of deferred financing fees of $0.1 million in 1995 and $0.1 million in 1996, which should be excluded from depreciation and amortization in calculating Adjusted EBITDA since such fees are reflected below the operating income line.
(h) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.

(i) For the purpose of determining the ratio of earnings to fixed charges and preferred stock dividends, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor. Preferred stock dividends, consisting of amounts to be paid-in-kind, are also included in the pro forma fixed charge amounts. Preferred stock dividends have been "grossed up" to a pre-income tax basis to provide comparability to other components of the ratio.
(j) Working capital as adjusted represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt.

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

Recent Developments

     On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million. The Tyco acquisition was funded principally with proceeds from the Company's $60.0 million revolving line of credit.

     On October 8, 1999, the Company acquired certain assets of Medimex, a German distribution company that had previously distributed products for both the Company and LGAB, for a cash purchase price of $2.2 million. The assets were acquired through the Company's wholly-owned, non-guarantor subsidiary, HRCDAC Inc., and was funded with cash on hand.

     On July 22, 1999, the Company, through its indirect, wholly-owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of LGAB, a company organized under the laws of Sweden. Pursuant to a series of private purchases and a tender offer consummated pursuant to Swedish law, Steamer acquired 604,000 shares of Class A stock and 2,452,838 shares of Class B stock representing approximately 82.0% of the capital and 62.8% of the voting power of LGAB at a price of 115 Swedish krona (approximately $13.60 at the July 22 exchange rate) per share of Class A stock and Class B stock for an aggregate cash purchase price of approximately $45.5 million. In addition, on August 4, 1999, Steamer acquired an additional 483,750 shares of Class A stock of LGAB from River Holding Corp., a Delaware corporation and the parent of Steamer and the Company ("Holding"), which shares Holding acquired in a private transaction in exchange for 525,042 shares of common stock of Holding ("Holding Common Stock"). The exchange ratio for the Class A stock was the same as the effective price per share of the shares acquired in the tender offer. After giving effect to this exchange and the conversion of the Series A stock acquired by Steamer in the tender offer into Series B stock, Steamer holds approximately 99.0% of the capital and 100.0% of the voting power of LGAB. The Company intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

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

     Founded in 1954, LGAB develops, manufactures and markets medical device products which humidify, heat and filter a patient's breathing gases during anesthesia and intensive care. LGAB is a market leader in the area of "heat moisture exchange" ("HME") products, with approximately 25% share of the world market. Following completion of the acquisition, the Company intends to continue LGAB's operations in substantially the same manner as conducted prior to the acquisition.

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

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue the German market. The German operation had a negative impact on the Company's results of approximately $1.3 million in fiscal 1999. It is anticipated that the Company's earnings will be positively impacted for fiscal 2000 and beyond.

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

     The Holding Equity Investment was comprised of $63.0 million of common equity (the "Common Stock Investment") and $30.0 million of preferred equity (the "Preferred Stock Investment"). The Common Stock Investment was funded with a $55.0 million investment by affiliates of Freeman Spogli & Co. Incorporated ("Freeman Spogli"), and an $8.0 million investment by management of Hudson RCI. The Preferred Stock Investment was funded with proceeds from the sale of 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 (the "Holding Preferred Stock") with an aggregate liquidation preference of $30.0 million offered by Holding (the "Preferred Stock Offering"). Immediately following consummation of the Recapitalization, Freeman Spogli beneficially owned approximately 87.3% of the outstanding Holding Common Stock and management owned the remaining 12.7%.

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

     The Company and the shareholders that received distributions in the Recapitalization made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the Recapitalization as an asset purchase for tax purposes, which had the effect of significantly increasing the basis of the Company's assets, thus increasing depreciation and amortization expenses and other deductions for tax purposes and reducing the Company's taxable income in 1998 and subsequent years. The Recapitalization resulted in no change in the basis of the Company's assets and liabilities for financial reporting purposes. A deferred tax asset was recorded upon the Company's conversion from a Subchapter S corporation to a Subchapter C corporation, primarily resulting from the Section 338(h)(10) election.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                                                     Fiscal Year
                                                                                 ------------------------------------------------

                                                                                    1997                 1998              1999
                                                                                 ----------          ----------        ----------
                                                                                                (dollars in thousands)
Net sales....................................................................       $99,509            $100,498          $128,803
Cost of sales................................................................        54,575              56,802            75,418
                                                                                    -------            --------          --------
  Gross profit...............................................................        44,934              43,696            53,385
                                                                                    -------            --------          --------
Selling expenses.............................................................         9,643              10,350            13,122
Distribution expenses........................................................         3,170               3,336             4,647
General and administrative expenses..........................................        11,456              10,284            14,732
Research and development expenses............................................         1,072                 976             2,031
Provision for equity participation plan......................................         6,954              63,939                --
Provision for retention payments.............................................            --               4,754                --
                                                                                    -------            --------          --------
Total operating expenses.....................................................        35,138              96,921            34,532
                                                                                    -------            --------          --------
Operating income (loss)......................................................        12,639             (49,943)           18,853
Add back: Provision for equity participation plan............................         6,954              63,939                --
Add back: Provision for retention payments...................................            --               4,754                --
                                                                                    -------            --------          --------
Operating income before provision for equity participation plan and
 provision for retention payments............................................       $19,593            $ 18,750          $ 18,853
                                                                                    =======            ========          ========

                                                                                                        Fiscal Year
                                                                                     ---------------------------------------------
                                                                                       1997                1998              1999
                                                                                     -------             ------             ------


Net sales....................................................................         100.0%              100.0%            100.0%
Cost of sales................................................................          54.8                56.5              58.5
                                                                                    -------            --------          --------
  Gross profit...............................................................          45.2                43.5              41.4
                                                                                    -------            --------          --------
Selling expenses.............................................................           9.7                10.3              10.2
Distribution expenses........................................................           3.2                 3.3               3.6
General and administrative expenses..........................................          11.5                10.2              11.4
Research and development expenses............................................           1.1                 1.0               1.6
Provision for equity participation plan......................................           7.0                63.6                --
Provision for retention payments.............................................            --                 4.7                --
                                                                                    -------            --------          --------
Total operating expenses.....................................................          35.3                96.4              26.8
                                                                                    -------            --------          --------
Operating income (loss)......................................................          12.7               (49.7)             14.6
Add back: Provision for equity participation plan............................           7.0                63.6                --
Add back: Provision for retention payments...................................            --                 4.7                --
                                                                                    -------            --------          --------
Operating income before provision for equity participation plan and
 provision for retention payments............................................          19.7%               18.7%             14.6%
                                                                                    =======            ========          ========

Year Ended December 31, 1999 Compared to Year Ended December 25, 1998

     Net sales, reported net of accrued rebates, were $128.8 million in 1999, an increase of $28.3 million or 28.2% over 1998. Of the $28.3 million increase, approximately $6.1 million related to the acquisition of LGAB, $2.2 million related to the Tyco acquisition and $0.9 million related to the Medimex acquisition. In addition, the full effect in 1999 of the Gibeck, Inc. acquisition in September 1998 resulted in a sales increase of $7.6 million. For the base Hudson RCI business, domestic hospital sales increased by $3.3 million or 5.5%, due to increased demand at the hospital level, primarily the result of increased sales through certain GPOs. Alternate site sales increased by $4.4 million or 26.5% as the Company continued to focus its efforts on this growing market. International sales increased by $1.6 million or 9.1%, as growth in sales continued to Japan and Europe. This growth was partially offset by weakness in South America. Sales to customers in Southeast Asia have stabilized, remaining virtually unchanged over 1998. Canadian sales increased by approximately $0.3 million, due primarily to the efforts of a new distributor in that country. Approximately 30% of the Company's 1999 total net sales were to two distributors.

     The Company's gross profit for 1999 was $53.4 million, an increase of $9.7 million or 22.2% from 1998. As a percentage of net sales, the Company's gross profit was 41.4% for 1998 as compared to 43.5% for 1997. This decline was primarily due to the recognition of inventory revalued as a result of the LGAB acquisition, increased shipping costs as a result of sales of acquired Gibeck, Inc. products, and an unfavorable mix variance caused by increased sales of products at lower gross margins. This trend is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues. This trend was partially offset by manufacturing cost reductions realized by the Company and higher gross margins of sales at LGAB.

     Selling expenses were $13.1 million for 1999, an increase of $2.7 million or 26.8% over 1998. This increase was due primarily to $1.2 million of costs associated with LGAB and $1.2 million as a result of the start-up of the German sales operation. In addition, sales and marketing expenses at Hudson RCI increased by approximately $0.3 million. As a percentage of net sales, selling expenses decreased to 10.2% as compared to 10.3% in 1998.

     Distribution expenses were $4.6 million for 1999, an increase of $1.3 million or 39.0% over 1998. As a percentage of sales, distribution expenses increased to 3.6% as compared to 3.3% in 1998. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, the start up of a distribution facility in Atlanta and increased headcount.

     General and administrative expenses for 1999 were $14.7 million, an increase of $4.4 million or 43.3% over 1998. Of this increase, $2.0 million relates to expenses incurred at LGAB and $0.2 million as a result of the German operation. In addition, the company increased management bonuses and incurred certain non-recurring consulting expenses. As a percentage of net sales, general and administrative expenses were 11.4% in 1999 as compared to 10.2% in 1998.

     Research and development expenses were $2.0 million in 1999, an increase of $1.1 million or 108.2% over 1998. This increase was primarily due to the addition of LGAB research and development expenses of $0.7 million and increases in the Hudson RCI engineering staff.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. The Equity Participation Plan was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. See "Item 11. Executive Compensation--Stock Purchase Plan." No payments under the Equity Participation Plan were made in 1999 that were not provided for in 1998. In 1998, the provision for equity participation plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No payments were made in 1999 and no future retention payments are anticipated.

     Interest expense was $17.3 million for 1999, an increase of $5.9 million over 1998. The increase was due to higher debt levels during 1999 as a result of the LGAB and Tyco acquisitions. Interest expense is expected to increase in 2000 reflecting a full year of interest expense at the higher debt level.

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

     The Company's gross profit for 1998 was $43.7 million, a decline of $1.2 million or 2.7% from 1997. As a percentage of net sales, the Company's gross profit was 43.5% for 1998 as compared to 45.2% for 1997. This decline was primarily due to an unfavorable mix variance caused by increased sales of products at lower gross margins. This trend is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues. This trend was partially offset by manufacturing cost reductions realized by the Company.

     Selling expenses were $10.4 million for 1998, an increase of $0.7 million or 7.3% over 1997. This increase is primarily the result of higher fees paid to certain GPOs due to higher sales to their facilities. As a percentage of net sales, selling expenses increased to 10.3% as compared to 9.7% in 1997.

     Distribution expenses were $3.3 million for 1998, an increase of $0.1 million over 1997. As a percentage of sales, distribution expenses increased to 3.3% as compared to 3.2% in 1997.

     General and administrative expenses for 1998 were $10.3 million, a decrease of $1.2 million or 10.2% over 1997. This decrease is primarily the result of the elimination of certain costs associated with the Recapitalization and lower management bonuses. These declines were partially offset by legal expenses of approximately $300,000 relating to the successful defense of a patent infringement lawsuit. As a percentage of net sales, general and administrative expenses were 10.2% in 1998 as compared to 11.5% in 1997.

     Research and development expenses were $1.0 million in 1998 and were virtually unchanged from 1997.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. The Equity Participation Plan was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. See "Item 11. Executive CompensationCStock Purchase Plan." In 1998, the provision for equity participation plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No future retention payments are anticipated.

     Interest expense was $11.3 million for 1998, an increase of $9.5 million over 1997. The increase was due to higher debt levels during 1998 as a result of the Recapitalization. Interest expense is expected to increase in 1999 reflecting a full year of interest expense at the higher debt level.

     The net effect of the Company's conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization of $77.1 million was previously reflected in operations during the quarter ended June 26, 1998. This amount should have been reflected as a direct credit to retained earnings. This restatement has no impact on ending retained earnings for the periods presented. The impact of the restatement on the accompanying financial statements is as follows (amount in thousands):

                                                                                As
Year Ended December 25, 1998                                                Originally          Adjustments           As Restated
                                                                             Reported
----------------------------                                            ---------------      ---------------     ---------------
Net loss before provision for income taxes                                 $(61,676)               $     --             $(61,676)
                                                                           ========                ========             ========
Net income (loss) before extraordinary item                                $  6,983                $(77,064)            $(70,081)
                                                                           ========                ========             ========


Net income (loss)                                                          $  6,879                $(77,064)            $(70,185)
                                                                           ========                ========             ========

Seasonality

     The Company's results of operations exhibit some measure of seasonality. Generally, the Company's sales and EBITDA are higher in the first and fourth quarters and lower in the second and third quarters. This is due primarily to the higher incidence of breathing ailments, such as colds and flu, during the winter months, which results in increased hospitalization and respiratory care, especially among higher-risk individuals, such as infants and the elderly. Fourth quarter sales are generally the Company's highest, as distributors increase inventory in anticipation of the cold and flu seasons. First quarter results are generally affected by the length and severity of flu seasons.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $19.3 million in 1997 and cash provided by operations before EPP payments and retention bonuses totaled $(57.2) million and $8.2 million in 1998 and 1999, respectively. The decline from 1997 to 1998 is primarily attributable to increased interest expense due to higher debt levels. The Company had operating working capital, excluding cash and short-term debt, of $30.0 million, $32.0 million and $39.7 million as of the end of fiscal 1997, 1998 and 1999, respectively. Inventories were $16.6 million, $18.0 million and $24.0 million as of the end of fiscal 1997, 1998 and 1999, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $21.3 million, $25.8 million and $30.4 million at the end of fiscal 1997, 1998 and 1999, respectively. The average number of days sales in accounts receivable outstanding was approximately 85 days for 1999, compared to 84 days for 1998 and 77 days for 1997. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     In connection with the Recapitalization, the Company made cash payments under the Equity Participation Plan and for retention bonuses of $89.6 million in the year ended December 25, 1998, which it funded with the proceeds of the debt and equity transactions that were part of the Recapitalization.

     Net cash used in investing activities was $3.7 million, $6.4 million and $75.8 million in 1997, 1998 and 1999, respectively. These funds were primarily used to finance the acquisition of the custom anesthesia circuit product line in 1998, various acquisitions of businesses and for capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases and expansion of the Ensenada facility, totaled $4.7 million, $3.1 million and $11.0 million in 1997, 1998 and 1999, respectively. The decrease in 1997 and 1998 resulted from temporary delays in projects that the Company completed in 1998 and 1999. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2000 and 2001, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     Net cash used in financing activities was $16.4 million in 1997, which consisted primarily of repayment of debt and shareholder distributions principally to pay taxes on income passed through by the Company. Net cash provided by financing was $89.6 million in 1998, reflecting net borrowings by the Company. Net cash provided by financing activities was $71.5 million in 1999, which was used primarily to finance the LGAB and Tyco acquisitions.

     The Company has outstanding $211.7 million of indebtedness, consisting of $115.0 million of Subordinated Notes issued in connection with the Recapitalization, borrowings of $71.6 million under the Company's Credit Facility entered into in connection with the Recapitalization and $7.5 million in notes payable to affiliates. In addition, LGAB has $17.6 million in outstanding borrowings under its bank facility.

     The Credit Facility consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $60.0 million Revolving Loan Facility. The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. The Term Loan Facility matures on the sixth anniversary of the initial borrowing and, commencing June 30, 1999, requires quarterly principal installments of $3.0 million in 1999, $4.0 million in 2000, $7.0 million in 2001, $9.0 million in 2002, $11.0 million in 2003, and $10.0 million in 2004.  The Revolving Loan Facility matures on the sixth anniversary
of the initial borrowing.   The interest rate under the Credit Facility is
based, at the option of the Company, upon either a Eurodollar rate plus 2.50% per annum or a base rate (as defined) plus 1.50% per annum, each less an applicable pricing adjustment (as defined). Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined), (ii) 50% of the net cash proceeds of an equity issuance by the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by the Company other than in connection with an initial public offering, (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions),

(iv) 100% of the net proceeds of certain issuances of debt obligations of Hudson RCI and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be prepaid upon payment in full of the Term Loan Facility. As of December 31, 1999, the Company had available credit under the Revolving Loan Facility in the amount of $23.4 million ($16.8 million of which is restricted for use on future acquisitions). No additional borrowing is available under the Term Loan Facility.

     The Credit Facility is guaranteed by Holding and all existing and subsequently acquired or organized domestic and, to the extent no adverse tax consequences would result, foreign subsidiaries of the Company. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries; provided, that such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio.

     The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity. The Subordinated Notes are general unsecured obligations of the Company. The Subordinated Notes contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments,
(iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates, (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company.

     In connection with the LGAB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. As of December 31, 1999, $7.5 million remained outstanding on the note.

     In connection with the LGAB acquisition, the Company assumed debt owed by LGAB under its bank facility (the "LGAB Facility"), which totaled $17.6 million as of December 31, 1999. The LGAB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at December 31, 1999), matures in December 2003, and is secured by the common stock of LGAB.

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

     The Company believes that after giving effect to the Recapitalization, the 1999 acquisitions and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next twelve months to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.

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

     A significant percentage of software that runs on most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has completed an assessment of all internal software, hardware and operating systems and has made all necessary hardware and software changes as a result of that assessment. The Company has not encountered any material Year 2000 problems to date and does not believe that its systems will encounter any material Year 2000 problems in the future. The Company's products are not subject to Year 2000 problems.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has contacted its key trading partners to assess its Year 2000 risk based upon the Year 2000 issues of its partners, and has developed contingency plans for a substantial number of its key trading partners. These contingency plans include the establishment of back-up vendors and back-up plans for communications with its customers and for the procurement of power and water at its Mexico facilities. The cost of establishing these contingency plans was not material.

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

Recent Accounting Pronouncements

     Statement of Financial Accountings Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. Because the Company has no derivative instruments and does not engage in hedging activities, SFAS No. 133 is not expected to impact the Company materially.

                                 RISK FACTORS

Substantial Leverage; Shareholders' Deficit

     As of December 31, 1999, the Company had $211.7 million of outstanding indebtedness and a shareholders' deficit of approximately $14.6 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "Liquidity and Capital Resources." The Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

     The Company's high degree of leverage may have significant consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the indenture and the Credit Facility will limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the Credit Facility will be at variable rates of interest, which will cause the Company to be vulnerable to increases in interest rates; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the Credit Facility and the Indenture, also may prohibit the Company from taking such actions.

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


Industry Consolidation; Customer Concentration

     Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 1999, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales. Distributors have also consolidated in response to cost containment. For fiscal 1999, approximately 30.5% of the Company's net sales were to two distributors, Owens & Minor Inc. and McKesson, which accounted for 19.0% and 11.5%, respectively, of the Company's net sales. The loss of the Company's relationship with these distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Related to International Sales; Foreign Operations

     Sales made outside the United States represented approximately 22.1% of the Company's 1999 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. The Company has operations in Germany, Sweden, Japan and other countries where sales are made in local currency. While the Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and to purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures. The Company's foreign exchange exposure has historically not been significant, and was not considered to be significant in fiscal 1999.

     The destabilization of the economies of several Asian countries in 1997 caused a decrease in demand for the Company's products throughout Southeast Asia, and future sales in that region are uncertain. In addition, adverse economic conditions in Asia could result in "dumping" of products similar to those produced by the Company by other manufacturers, both in Asian and other markets.


     The Company also maintains a manufacturing and assembly facility in Ensenada, Mexico and an assembly facility in Kuala-Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends and civil unrest in those countries. In the event the Company were required to transfer its foreign operations to the United States or were otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

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

Risks Generally Associated with Acquisitions


     An element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company's operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The Credit Facility restricts all acquisitions with the exception of Permitted Acquisitions (as defined therein), and limits, among other things, (i) the sum that may be paid in connection with any single acquisition to $30.0 million,
(ii) the total amount outstanding of revolving credit indebtedness that can be incurred for acquisition purposes to $40.0 million, and (iii) the line of business of the acquired entity or assets. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

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


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     Quantitative Disclosures. With the LGAB acquisition, the Company has greater foreign currency exposure with respect to its international operations. In the past, the Company's only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, Japan and other countries where sales are made in local currency. The Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company will also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.


     The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $892,000.

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.

                                 Expected Maturity Date
                                 (as of December 31, 1999)

                                Fiscal       Fiscal       Fiscal       Fiscal       Fiscal      There-       Total     Fair
                                ------       ------       ------       ------       ------      ------       -----     ----

                                 2000         2001         2002         2003         2004        after                 Value
                                -----        -----        ------       ------       ------      ------       -----     -----
                                                                     (Dollars in thousands)
Fixed Rate Debt                $   -          $   -       $   -          $  -        $  -       $122,500    $122,500   $99,700
   Average Interest Rate           -              -           -             -           -            9.3%
Variable Rate Debt             $6,700         $11,000     $13,000        $15,000     $43,500    $   -       $ 89,200   $89,200
   Average Interest Rate          8.2%            8.2%        8.2%           8.2%        8.2%        8.2%

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

Item 8.  Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following individuals are the executive officers and directors of Holding and Hudson RCI as of December 31, 1999:


Name                             Age                        Position
-----------------------------    ---        -----------------------------------------------

Richard W. Johansen..........     48        President, Chief Executive Officer and Director
Lougene Williams.............     55        Senior Vice President
Jay R. Ogram.................     44        Chief Financial Officer
Brian W. Morgan..............     60        Vice President, Human Resources
Helen Hudson Lovaas..........     61        Director
Jon D. Ralph.................     35        Director
Charles P. Rullman...........     51        Director
Ronald P. Spogli.............     52        Director
Sten Gibeck..................     56        Director

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

     Ronald P. Spogli became a director of Hudson RCI and of Holding in connection with the Recapitalization. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc. and Envirosource, Inc.

     Sten Gibeck became a director of Hudson RCI and of Holding in connection with the July 1999 acquisition of LGAB. Mr. Gibeck has been employed by LGAB since 1965, and since 1997 has served as its Vice President of Research and Development. From 1971 through 1996, Mr. Gibeck served as the President of LGAB.

     Directors of Hudson RCI and of Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chairman and Chief Executive Officer and the three executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers"). As of December 31, 1999, the Company had no other executive officers.

                          Summary Compensation Table

                                                                    Annual Compensation
                                                                    -------------------
                                                      Fiscal                                   Other Annual        All Other
       Name and Principal Position                    Year        Salary          Bonus      Compensation(1)     Compensation(2)
--------------------------------------------------   -------     --------       --------     ---------------     --------------
 Richard W. Johansen..............................    1999       $294,945       $ 53,100       $   177,334           $9,600
  President and Chief Executive Officer               1998        265,500        131,567        14,853,967            9,000
                                                      1997        256,535        141,101         1,350,000            9,000

Lougene Williams.................................     1999       $190,862       $ 25,480       $    73,020           $9,600
  Senior Vice President                               1998        182,000         64,257         6,116,222            9,000
                                                      1997        180,005         70,475           556,000            9,000

Jay R. Ogram.....................................     1999       $148,314       $ 17,040       $         -           $8,889
  Chief Financial Officer                             1998        142,000         43,228         6,116,222            8,520
                                                      1997        140,250         48,357           556,000            8,394

Brian W. Morgan..................................     1999       $132,433       $ 15,268       $    52,157           $7,946
  Vice President, Human Resources                     1998        127,320         38,506         4,527,873            7,634
                                                      1997        127,368         42,984           238,000            7,477

_____________________

(1) Reflects amounts earned by the Named Executive Officers during 1997 and 1998 and paid in 1998 and 1999 under the Equity Participation Plan. During 1999, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.
(2) Represents payments by the Company under its defined contribution plan.


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

Management Bonus Plans

     The Company offers two management bonus plans for its executives, one for senior management and one for executive management. The plan for senior management is based on a combination of the financial goals of the Company and goals set for individual employees. The plan has minimum goals of 70% attainment for operating income and 75% attainment of the individual plan. The payout is based 70% on attainment of Company financial performance and 30% attainment of individual performance goals. The plan for executive management is based on the financial goals of the Company. The payout to an individual is based on his or her bonus level and the percentage attainment of the operating income goal for the Company. In order to participate, 70% of operating income must be achieved.

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


Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the executive officers. During fiscal 1999, Mr. Rullman determined the compensation of the Company's Chief Executive Officer and Mr. Rullman and Mr. Johansen participated in deliberations regarding the compensation of the Company's other executive officers.

Stock Subscription Plans

     In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the Recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party. No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 30, 1999, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.


                                                                   Shares of                          Shares of
           Name of Beneficial Owner                                 Common             Percent         Preferred         Percent
                                                                     Stock            of Class          Stock           of Class
-----------------------------------------------------------        ----------         --------        ----------        --------
River Holding Corp.(1).....................................         8,544,291           85.1%           355,630           100%
Jon D. Ralph(1)............................................
Charles P. Rullman(1)......................................
Ronald P. Spogli(1)........................................
Helen Hudson Lovaas(2).....................................         1,500,000           14.9%                 -              -
Sten Gibeck(3).............................................                 -               -                 -              -
Richard W. Johansen(3).....................................                 -               -                 -              -
Lougene Williams(3)........................................                 -               -                 -              -
Jay R. Ogram(3)............................................                 -               -                 -              -
Brian W. Morgan(3).........................................                 -               -                 -              -
All Named Executive Officers and directors of                      10,044,291          100.0%           355,630         100.0%
 the Company as a group (9 individuals)....................

------------------------
(1) As beneficial owner of 88.0% of the common stock of Holding, Freeman Spogli will have the power to vote and dispose of the shares held by Holding. 1,441,251 shares, 58,749 shares and 6,021,791 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. Holding has pledged all shares of the Company's capital stock held by it to secure its guarantee of the Company's obligations under the New Credit Facility.

(2) Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 ("Trust No. 1") and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 ("Trust No. 2"). As sole trustee of Trust No. 1, Mrs. Lovaas has the sole
    power to vote and dispose of the shares owned by Trust No. 1.   As co-
    trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2. The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.

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

Note to Freeman Spogli

     In July 1999 in connection with the LGAB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. In fiscal 1999, approximately $14.5 million in principal was paid on the note. As of December 31, 1999, $7.5 million remained outstanding on the note.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Documents filed as part of this Report:

                                                                                                                     Page
     (1)  Financial Statements
          Financial Statements are filed as part of this Form 10-K ................................................   F-1
     (2)  Financial Statement Schedules
          Report of Independent Public Accountants.................................................................   II-1
          Schedule II -- Valuation and Qualifying Accounts.........................................................   II-2

          All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

      (3)  Exhibits

          2.1(1)    Agreement dated May 7, 1999 between Sten Gibeck, Hudson RCI and Holding.
          2.2(1)    Agreement dated May 7, 1999 between Euroventures Nordica I
                    B.V., Hudson RCI and Holding.
          2.3(1)    Agreement dated May 7, 1999 between Forsakrings AB Skandia and Livforsakrings AB Skandia, Hudson RCI and Holding.
          2.4(1)    Agreement dated May 7, 1999 between Maud Gibeck, Hudson RCI and Holding.
          2.5(1)    Stock Subscription Agreement dated August 4, 1999 between
                    Sten Gibeck, Holding, FSEP III, FSEP International and FSEP
                    IV.
          3.1(2)    Amended and Restated Articles of Incorporation of Hudson
                    RCI, as amended to date.
          3.2(2)    Bylaws of Hudson RCI.
          4.1(2)    Indenture dated as of April 7, 1998 among Hudson RCI,
                    Holding and United States Trust Company of New York, as
                    Trustee, with respect to the 9-1/8% Senior Subordinated
                    Notes due 2008 (including form of 9-1/8% Senior Note due
                    2008).
          4.2(2)    Exchange Indenture dated as of April 7, 1998 among Hudson
                    RCI, Holding and United States Trust Company of New York, as
                    Trustee, with respect to the 11-1/2% Subordinated Exchange
                    Debentures due 2010 (including form of 11-1.2% Senior
                    Subordinated Exchange Debenture due 2010).
          10.1(2)   Credit Agreement dated as of April 7, 1998 among Hudson RCI,
                    Holding, the lenders party thereto, Salomon Brothers Inc. as arranger, advisor and syndication agent, and Bankers Trust
                    Company ("Bankers Trust") as administrative agent and collateral agent.
          10.2(2)   Security Agreement dated as of April 7, 1998 between Hudson
                    RCI and Bankers Trust.
          10.3(2)   Pledge Agreement dated as of April 7, 1998 between Holding and Bankers Trust.
          10.4(2)   Deed of Trust, Security Agreement, Fixture Filing and
                    Assignment of Leases and Rents dated April 7, 1998 between
                    Hudson RCI and Chicago Title Insurance Company fbo Bankers
                    Trust.
          10.5(2)   Holding Guarantee Agreement dated as of April 7, 1998
                    between Holding and Bankers Trust.
          10.6(2)   Indemnity, Subrogation and Contribution Agreement dated as of April 7, 1998 among Hudson RCI, Holding and Bankers
                    Trust.
          10.7(2)   Shareholders Agreement dated April 7, 1998 among Holding,
                    The Helen Hudson Lovaas Separate Property Trust U/D/T dated
                    July 17, 1997 (the "Hudson Trust"), FS Equity Partners III,
                    L.P. ("FSEP III"), FS Equity Partners International, L.P.
                    ("FSEP International"), FS Equity Partners IV, L.P. ("FSEP
                    IV"), and Hudson RCI.
          10.8(2)   Stock Subscription Agreement dated April 7, 1998 between
                    Holding and River Acquisition Corp.

          10.9(2) Employment Agreement dated April 7, 1998 between Hudson RCI and Richard W. Johansen.
          10.10(2) Employment Agreement dated April 7, 1998 between Hudson RCI and Jay R. Ogram.
          10.11(2) Employment Agreement dated April 7, 1998 between Hudson RCI and Lougene Williams.
          10.12(2) Employment Agreement dated April 7, 1998 between Hudson RCI and Brian W. Morgan.
          10.13(3) Form of Amendment No. 1 to Credit Agreement dated as of July 30, 1998 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
          10.14(4) Amendment No. 1 to Shareholders Agreement dated April 8, 1998 among Holding, the Hudson Trust, FSEP III, FSEP IV and Hudson RCI.
          10.15(4) Form of Amendment No. 2 to Credit Agreement dated as of March 12, 1999 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
          10.16 Amendment No. 3 to Credit Agreement dated as of June 17, 1999 among Hudson RCI, Holding, the lenders party thereto, Salomon Brothers Inc. and Bankers Trust.
          12.1      Statement re Computation of Earnings to Fixed Charges Ratio.
          21.1      Subsidiaries of Hudson RCI.
          24.1      Power of Attorney (included on the signature pages hereof).
          27.1      Financial Data Schedule.
          ____________________
          (1) Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).
          (2) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).
          (3) Incorporated by reference to the exhibit designated by the same number in Amendment No. 1 to Form S-4 filed by the Company on August 3, 1998 (File No. 333-56097).
          (4) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 25, 1998 (File No. 333-56097).

     (b)  Current Reports on Form 8-K.

          None.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS                                                                                            PAGE
---------------------------------                                                                                            ----
Report of Independent Public Accountants.................................................................................     F-2

Consolidated Balance Sheets as of December 25, 1998 and December 31, 1999................................................     F-3

Consolidated Statements of Operations for the years ended December 26, 1997, December 25, 1998 and December 31, 1999.....     F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 26, 1997, December 25, 1998 and
               December 31, 1999.........................................................................................     F-5

Consolidated Statements of Cash Flows for the years ended December 26, 1997, December 25, 1998 and December, 31, 1999....     F-6

Notes to Consolidated Financial Statements...............................................................................     F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
 Hudson Respiratory Care Inc.:

     We have audited the accompanying consolidated balance sheets of HUDSON RESPIRATORY CARE INC., (a California Corporation) and subsidiaries as of December 25, 1998 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows (as restated, see
Note 15) for the years ended December 26, 1997, December 25, 1998 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 25, 1998 and December 31, 1999, and the results of their operations and their cash flows for the years ended December 26, 1997, December 25, 1998 and December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     As more fully described in Note 15 to the financial statements, the net effect of the Company's conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization of $77,064,000 was previously reflected in operations during the quarter ended June 26, 1998. This amount should have been reflected as a direct credit to retained earnings. The restatement had no impact on ending retained earnings for the periods presented.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
March 24, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                    ASSETS

                                                                                                 December        December
                                                                                                 25, 1998        31, 1999
                                                                                               -----------     -----------
CURRENT ASSETS:
  Cash.......................................................................................  $      507      $    2,917
  Accounts receivable, less allowance for doubtful accounts of $794 and $973 at December 25,
     1998 and December 31, 1999, respectively................................................      25,829          30,425
  Inventories................................................................................      18,024          24,043
  Other current assets.......................................................................         716           4,612
                                                                                               ----------      ----------
     Total current assets....................................................................      45,076          61,997

PROPERTY, PLANT AND EQUIPMENT, net...........................................................      32,732          42,476

OTHER ASSETS:
  Intangible assets, net.....................................................................       4,955          66,970
  Deferred financing costs, net of accumulated amortization of $1,000 and $2,253 at December
     25, 1998 and December 31, 1999, respectively............................................      11,917          11,134
  Deferred tax asset.........................................................................      70,329          68,943
  Other......................................................................................         312             299
                                                                                               ----------      ----------
     Total other assets......................................................................      87,513         147,346
                                                                                               ----------      ----------
              Total assets...................................................................  $  165,321      $  251,819
                                                                                               ==========      ==========

                     LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to banks....................................................................  $    3,000      $    6,673
   Accounts payable..........................................................................       6,324           6,168
   Accrued liabilities.......................................................................       6,219          11,700
   Other current liabilities.................................................................           -           1,485
                                                                                               ----------      ----------
     Total current liabilities...............................................................      15,543          26,026

NOTE PAYABLE TO AFFILIATE....................................................................           -           7,508

NOTES PAYABLE TO BANKS, net of current portion...............................................      41,000          82,513

SENIOR SUBORDINATED NOTES PAYABLE............................................................     115,000         115,000
                                                                                               ----------      ----------
     Total liabilities.......................................................................     171,543         231,047
                                                                                               ==========      ==========

COMMITMENTS AND CONTINGENCIES (Note 7)

MANDATORILY-REDEEMABLE PREFERRED STOCK,
   $.01 par value: 1,800 shares authorized; 318 and 356 shares issued and outstanding at
   December 25, 1998 and December 31, 1999, respectively; liquidation preference--$31,802
   and $35,558 respectively (Note 4).......................................................        30,802          34,558
Accrued preferred stock dividends, payable in kind.........................................           711             863
                                                                                               ----------      ----------
                                                                                                   31,513          35,421
                                                                                               ==========      ==========

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value: 15,000 shares authorized; 7,813 and 10,044 shares issued
     and outstanding at December 25, 1998 and December 31, 1999, respectively................      63,535          92,158
   Cumulative translation adjustment.........................................................        (464)           (862)
   Accumulated deficit.......................................................................    (100,806)       (105,945)
                                                                                               ----------      ----------
     Total stockholders' equity (deficit)....................................................     (37,735)        (14,649)
                                                                                               ----------      ----------
     Total liabilities, mandatorily-redeemable preferred stock and stockholders'
     equity (deficit) .......................................................................  $  165,321      $  251,819
                                                                                               ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                                 For the Years Ended
                                                                 ----------------------------------------------------
                                                                                    December 25,
                                                                                      1998 (As
                                                                 December 26,       Restated; See       December 31,
                                                                     1997             Note 15)              1999
                                                                 --------------    ----------------    ---------------
NET SALES.....................................................   $      99,509        $  100,498       $     128,803
COST OF SALES                                                           54,575            56,802              75,418
                                                                 -------------        ----------       -------------
     Gross profit.............................................          44,934            43,696              53,385
                                                                 -------------        ----------       -------------

OPERATING EXPENSES:
   Selling....................................................           9,643            10,350              13,122
   Distribution...............................................           3,170             3,336               4,647
   General and administrative.................................          11,456            10,284              14,732
   Research and development...................................           1,072               976               2,031
                                                                 -------------        ----------       -------------
     Total operating expenses.................................          25,341            24,946              34,532
                                                                 -------------        ----------       -------------

PROVISION FOR EQUITY PARTICIPATION PLAN AND RETENTION
   PAYMENTS...................................................          (6,954)          (68,693)                  -
                                                                 -------------        ----------       -------------

     Income (loss) from operations............................          12,639           (49,943)             18,853

OTHER INCOME AND (EXPENSES):
   Interest expense...........................................          (1,834)         (11,327)             (17,263)
   Other, net.................................................             638             (406)              (1,232)
                                                                 -------------        ----------       -------------
                                                                        (1,196)         (11,733)             (18,495)
                                                                 -------------        ----------       -------------

Income (loss) before provision for income taxes and
extraordinary item............................................          11,443          (61,676)                 358

PROVISION FOR INCOME TAXES....................................             150            8,405                1,586
                                                                 -------------        ----------       -------------
Income (loss) before extraordinary item.......................          11,293          (70,081)              (1,228)

EXTRAORDINARY ITEM-loss on extinguishment of debt.............               -               104                   -
                                                                 -------------        ----------       -------------
Net income (loss).............................................          11,293          (70,185)              (1,228)

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation loss..........................            (148)            (119)                (398)
                                                                 -------------        ----------       -------------
Comprehensive income (loss)...................................   $      11,145        $ (70,304)       $      (1,626)
                                                                 =============        ==========       =============

Pro forma net income (loss) assuming conversion to C
corporation for income tax purposes (Note 8)..................   $       6,866        $ (37,006)
                                                                 =============        ==========







  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)


                                                                                               Retained Earnings
                                                                                                  (Accumulated
                                                             Common Stock        Cumulative       Deficit)(As
                                                         --------------------    Translation       Restated;
                                                         Shares       Amount     Adjustment       See Note 15)       Total
                                                         --------    -------     ----------       -----------       --------
BALANCE, December 27, 1996........................         14,469    $   3,789    $    (197)     $   16,280      $   19,872
  Stockholder distributions.......................              -            -            -          (8,502)         (8,502)
  Foreign currency translation loss...............              -            -         (148)              -            (148)
  Net income......................................              -            -            -          11,293          11,293
                                                          -------    ---------    ---------      ----------      ----------
BALANCE, December 26, 1997........................         14,469        3,789         (345)         19,071          22,515
  Stockholder redemption..........................        (12,969)      (3,379)           -        (124,244)       (127,623)
  Foreign currency translation loss...............              -            -         (119)              -            (119)
  Recapitalization investment.....................          6,300       63,000            -               -          63,000
  Issuance of common stock........................             13          125            -               -             125
  Pay-in-kind preferred stock dividends...........              -                         -          (2,512)         (2,512)
  Effect of Section 338(h)(10) election on
  deferred taxes..................................              -                         -          77,064          77,064
  Net loss........................................              -            -            -         (70,185)        (70,185)
                                                          -------    ---------    ---------      ----------      ----------
BALANCE, December 25, 1998........................          7,813       63,535         (464)       (100,806)        (37,735)
  Issuance of common stock to parent for cash
  and contribution of Louis Gibeck AB Stock.......          2,231       28,623            -               -          28,623
  Foreign currency translation loss...............              -            -         (398)              -            (398)
  Pay-in-kind preferred stock dividends...........              -            -            -          (3,911)         (3,911)
  Net loss........................................              -            -            -          (1,228)         (1,228)
                                                          -------    ---------    ---------      ----------      ----------
BALANCE, December 31, 1999........................         10,044    $  92,158    $    (862)     $ (105,945)     $  (14,649)
                                                          =======    =========    =========      ==========      ==========









The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                         For the Years Ended
                                                                            ---------------------------------------------
                                                                                           December 25,
                                                                                             1998 (As
                                                                            December 26,   Restated; See     December 31,
                                                                               1997          Note 15)           1999
                                                                              ------         --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................                      $ 11,293       $(70,185)       $ (1,228)
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities--
        Depreciation and amortization...................                         5,847          6,101           8,315
        Amortization/write-off of deferred financing costs
          and other..........................................                        -          1,119           1,374
        (Gain) loss on disposal of equipment............                          (618)            14              (5)
        (Increase) in deferred tax asset................                             -          6,735           1,385
      Changes in operating assets and liabilities:
        Increase in accounts receivable.................                          (550)        (4,547)         (2,701)
        Increase in inventories.........................                        (2,596)        (1,411)         (2,865)
        (Increase) decrease in other current assets.....                            96            437          (1,194)
        (Increase) decrease in other assets.............                          (100)           247              13
        Increase (decrease) in accounts payable.........                           (12)         2,482            (741)
        Increase (decrease) in accrued liabilities......                          (130)         1,687           4,277
        Increase (decrease) in management bonus accrual.                        20,000        (20,000)              -
        Increase (decrease) in other current liabilities                             -              -           1,426
        Increase (decrease) in other non-current liabilities                         -              -            (959)
        Increase (decrease) in accrued equity participation                    (13,961)        83,939               -
        plan (EPP).........................................
        Payment of EPP liabilities and retention bonuses                             -        (89,642)              -
                                                                              --------       --------        --------
            Net cash provided by (used in) operating
            activities.....................................                     19,269        (83,024)          7,097
                                                                              --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment...........                        (4,659)        (3,111)        (10,973)
   Proceeds from sale of property, plant and equipment..                         1,068             18              23
   Increase in notes receivable and intangible assets...                           (82)             -            (354)
   Additions of deferred financing costs................                             -              -             154
   Acquisition of certain assets of Gibeck, Inc.........                             -         (3,351)              -
   Acquisition of certain assets of Medimex.............                             -              -          (2,168)
   Acquisition of certain assets of Tyco................                             -              -         (23,750)
   Acquisition of Louis Gibeck AB stock, net of cash
   acquired of $8,208...................................                             -              -         (38,750)
                                                                              --------       --------        --------


            Net cash used in investing activities.......                        (3,673)        (6,444)        (75,818)
                                                                              --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank...................                       (14,396)       (43,250)        (17,355)
   Proceeds from bank borrowings........................                         6,500         67,000          59,376
   Stockholder distributions............................                        (8,502)             -               -
   Additions to deferred financing costs................                             -        (12,918)              -
   Redemption of stockholder interest...................                             -       (127,623)              -
   Proceeds from senior subordinated notes payable......                             -        115,000               -
   Proceeds from note payable to affiliate..............                             -              -          22,000
   Repayment of note payable to affiliate...............                             -              -         (14,492)
   Net proceeds from sale of common and
   mandatorily-redeemable preferred stock, net of
   transaction costs....................................                             -         91,415          22,000
                                                                              --------       --------        --------
            Net cash (used in) provided by financing
            activities..................................                       (16,398)        89,624          71,529
                                                                              --------       --------        --------

Effect of exchange rate changes on cash.................                          (148)          (119)           (398)
NET (DECREASE) INCREASE IN CASH.........................                          (950)            37           2,410
CASH, beginning of period...............................                         1,420            470             507
                                                                              --------       --------        --------

CASH, end of period.....................................                      $    470       $    507        $  2,917
                                                                              ========       ========        ========



The accompanying notes are an integral part of these consolidated financial statements.



                                                                           For the Years Ended
                                                               -----------------------------------------------
                                                                              December 25,
                                                                                1998 (As
                                                               December 26,     Restated; See     December 31,
                                                                   1997           Note 15)            1999
                                                                  ------        -------------         -----
                                                                               (In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for--
      Interest..........................................       $    1,969        $    8,742         $   15,333
                                                               ==========        ==========         ==========
      Income taxes......................................       $      243        $    1,699         $       27
                                                               ==========        ==========         ==========


DETAILS OF ACQUISITIONS (Note 2):

    Acquisition price...................................       $        -        $    3,351         $   79,499
    Less:
      Common stock issued for acquisition...............                -                 -             (6,623)
      Cash acquired.....................................                -                 -             (8,208)
                                                               ----------        ----------         ----------
            Net cash paid for acquisitions..............       $        -        $    3,351         $   64,668
                                                               ==========        ==========         ==========


NON-CASH OPERATING ACTIVITIES:

     Net income includes approximately $2,825,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

NON-CASH FINANCING  ACTIVITIES:

     The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $6,421,000 from the date of issuance of the preferred stock through December 31, 1999; preferred stock with an approximate face value of $1,801,000 was issued in 1998, $3,757,000 was issued in 1999 and $863,000 will be issued in 2000.

     The Company issued common stock to its parent in partial consideration for the contribution of Louis Gibeck AB stock (see Note 2).






















  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



1.   Company Background

     Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company's anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note 2).

Recapitalization

     In April 1998, the Company consummated a plan pursuant to which a majority interest in the Company was sold in accordance with an agreement and plan of merger (the "Recapitalization").

Key components of the Recapitalization included:

     (1) Common and preferred equity investments in consideration for an 80.8% ownership in the Company's common stock and preferred stock with an initial liquidation preference of $30.0 million
     (2) Issuance of 9-1/8% senior subordinated notes with a par value of $115.0 million, maturing in 2008 (see Note 5)
     (3)  Execution of a new term loan facility and revolving loan facility (see
            Note 5)
     (4)  Repayment of existing indebtedness
     (5)  Payment of amounts due under the Equity Participation Plan (see Note
            10)
     (6) Payment for common shares acquired from the existing shareholder; this shareholder retained a 19.2% interest in the common shares outstanding
     (7) Potential contingent payments based on 1998 performance, payable to the continuing shareholder and former participants in the Equity Participation Plan; however, as a result of the Company's 1998 performance, no additional amounts were due.

     The Company has terminated the Equity Participation Plan and plans to adopt an executive stock purchase plan and a stock option plan. Additionally, Hudson's sole shareholder, who owned the remaining 21.0% of Industrias Hudson ("Industrias"), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

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

2.   Acquisitions

Gibeck, Inc.

     During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck"), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3,351,000. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

               Goodwill.....................................           $1,817
               Inventory....................................              871
               Machinery and equipment......................              663
                                                                       ------
                                                                       $3,351
                                                                       ======

Louis Gibeck AB

     On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Louis Gibeck AB ("LGAB") and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River Holding Corp., a Delaware corporation and the Company's parent, of $6.6 million and transaction expenses of approximately $1.5 million.

     The acquisition was funded with (i) a $22.0 million common stock sale to an affiliate the Company's existing majority shareholder, (ii) a $22.0 million, 12.0% per annum unsecured note payable to an affiliate of the Company's existing majority shareholder due August 1, 2006 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank's reference rate plus 1/4% per annum due July 30, 2006.

     The acquisition of LGAB was accounted for as a purchase and the purchase price was preliminarily allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):

               Cash.........................................          $ 8,208
               Accounts receivable..........................            1,823
               Inventories..................................            5,161
               Fixed assets.................................            1,206
               Other assets.................................            2,939
               Current liabilities..........................           (4,856)
               Non-current liabilities......................           (4,123)
               Goodwill.....................................           43,223
                                                                      -------
                                                                      $53,581
                                                                      =======

     The Company is evaluating estimates made in conjunction with the purchase price allocation, which may change in the near term.

     Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of the current and prior fiscal years, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):


                                                                                   Years Ended
                                                                    ---------------------------------------
                                                                         December 25,         December 31,
                                                                            1998                 1999
                                                                            ----                 ----
       Net sales...............................................          $122,819               $139,494
       Net loss before extraordinary item......................           (66,344)                (1,949)
       Net loss................................................           (66,448)                (1,949)

Acquisition of Product Line

     On November 8, 1999, the Company acquired certain assets of Tyco
Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

       Goodwill...........................................................       $18,750
       Machinery and equipment............................................         3,000
       Deposit............................................................         2,000
                                                                                 -------
                                                                                 $23,750
                                                                                 =======

     Included in other current assets at December 31, 1999 are approximately $1.1 million of the remaining deposit and approximately $1.4 million due from the seller for certain year-end sales made on behalf of the Company.

Acquisition of Distributor

     In October 1999, the Company acquired certain assets of Medimex, a German distributor of respiratory products, for a cash purchase price of approximately $2.2 million. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

              Goodwill.....................................           $1,300
              Inventory....................................              900
                                                                      ------
                                                                      $2,200
                                                                      ======

3.  Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements and related notes include the accounts of Hudson and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. At December 25, 1998 and December 31, 1999, inventories consisted of the following (amounts in thousands):

                                                                                       1998                  1999
                                                                                       ----                  ----

     Raw materials...........................................................         $ 5,127                $ 5,901
     Work-in-process.........................................................           5,926                  5,682
     Finished goods..........................................................           6,971                 12,460
                                                                                      -------                -------
                                                                                      $18,024                $24,043
                                                                                      =======                =======

     Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

     As of December 25, 1998, the Company changed its method for allocating manufacturing overhead costs for all domestic production. The Company now allocates such costs based on machine hours rather than direct labor hours. As the Company has increased the automation of its processes, management believes this method is preferable to its prior method. Under Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," this change is considered to be a change in estimate indistinguishable from a change in method. Accordingly, the effect of $1,085,000 for the year ended December 25, 1998 is reflected in operating income as a reduction to cost of sales.

Foreign Currency Translation

     The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," generally using the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period.

     Beginning in the second quarter of 1998, the Company commenced using the U.S. dollar as the functional currency of its Mexican operations since Mexico was considered a highly inflationary economy. Management believes that the effect of not using the U.S. dollar as the functional currency from January 1, 1997 was not material to the financial statements. Beginning in January 1999, Mexico was no longer considered a highly inflationary economy and, accordingly, the Company resumed using the Mexican Peso as the functional currency.

Revenue Recognition

     The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience.

Income Taxes

     The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined, based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Fiscal Year-End

     The Company reports its operations on a 52-53 week fiscal year ending on the Friday closest to December 31. The fiscal years ended December 26, 1997 and December 25, 1998 were both 52-week years. The fiscal year ended December 31, 1999 was a 53-week year.

Post-Employment and Post-Retirement Benefits

     The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, SFAS No. 112, "Employers' Accounting for Post-employment Benefits", and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits", have no impact on the Company's financial statements.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management has not yet determined the impact that adoption of this standard will have on the Company.

Reclassifications

     Certain reclassifications have been made in the 1997 and 1998 financial statements to conform to the 1999 presentation.

4.  Preferred Stock

     In connection with the Recapitalization, the Company issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind ("PIK") preferred stock due 2010. Net proceeds from the original issuance were $29.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock will rank junior in right of payment to all obligations of the Company and its subsidiaries.

     The Company issued PIK preferred stock with a liquidation preference of approximately $1,801,000 and $3,762,000 to satisfy the dividend requirements in 1998 and 1999, respectively. As of December 25, 1998 and December 31, 1999 the Company accrued for PIK preferred stock dividends in the amount of $711,000 and $863,000, respectively.

5.  Long-Term Debt Obligations

Summary of Amounts Outstanding

     The Company's long-term debt obligations as of December 25, 1998 and December 31, 1999 consist of the following (amounts in thousands):

                                                                                       1998                   1999
                                                                                       ----                   ----

                Borrowings under revolving credit facility.....                        $ 38,000               $ 36,600
                Term loan payable to domestic banks............                           6,000                 35,000
                Term loan payable to Swedish bank..............                               -                 17,586
                Senior subordinated notes......................                         115,000                115,000
                Note payable to affiliate......................                               -                  7,508
                                                                                       --------               --------
                                                                                        159,000                211,694
                Less current portion...........................                          (3,000)                (6,673)
                                                                                         -------               --------
                Long-term debt.................................                        $156,000               $205,021
                                                                                       ========               ========

Credit Facility

     In connection with the Recapitalization, the Company entered into a new credit agreement with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

     1.)    Revolving credit--maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million. This facility must be prepaid upon payment in full of the Term Loan facility.
     2.)    Term loan--maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

     Interest on the Credit Facility is based, at the option of the Company, upon either an optional eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum will be charged on the unused portion of the Credit Facility. The following summarizes interest rate data on the Credit Facility as of December 25, 1998 and December 31, 1999:

                                                                                               1998                  1999
                                                                                               ----                  ----
      Eurodollar rate.........................................................               5.1875%                6.0625%
      Base rate...............................................................                 7.75%                   8.5%
      Term loan facility rate.................................................               7.4375%                  8.75%
      Revolving credit facility rate..........................................               7.8125% to             8.5625% to
                                                                                                9.0%                  10.0%

     Total borrowings as of December 31, 1999 were $35.0 million and $36.6 million under the Term Loan Facility and Revolving Credit Facility, respectively. The Credit Facility will mature on April 7, 2004.

     The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which prohibit additional indebtedness and limit dividend payments to the Company's stockholders. The Credit Facility is guaranteed by the Company's parent.

     As of December 31, 1999, the Company had available credit under the Revolving Loan Facility in the amount of $23.4 million ($16.8 million of which is restricted for use on future acquisitions). No additional borrowing is available under the Term Loan Facility.

     The Company is required under restrictive covenants of the Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in total compliance as of December 25, 1998. Subsequently, the Company amended its Credit Facility Agreement so that under the amended terms it was in compliance at December 25, 1998. The Company was in compliance with all amended restrictive covenants as of December 31, 1999.

Senior Subordinated Notes

     Also related to the Recapitalization, the Company issued under an Indenture $115.0 million of senior subordinated notes (the "Notes"). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company.

     The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes will mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003. The Notes are guaranteed by Industrias.

     The fair value of the Company's senior subordinated notes at December 31, 1999 was approximately $92.2 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

Note Payable to Affiliate

     In connection with the acquisition of LGAB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company's existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note.

Bank Notes Payable

     The Company has bank borrowings of $17.6 million outstanding at December 31, 1999, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before the draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at December 31, 1999), are due December 21, 2003 and are secured by the common stock of LGAB.

Future Debt Principal Payments

     As of December 31, 1999, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

     Fiscal Year  Ending:
     -------------------
      2000.......................................................           $  6,673
      2001.......................................................             11,019
      2002.......................................................             13,019
      2003.......................................................             15,019
      2004.......................................................             43,456
      Thereafter.................................................            122,508
                                                                            --------
                                                                            $211,694
                                                                            ========

6.   Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

     The following is a summary as of December 25, 1998 and December 31, 1999 (amounts in thousands):

                                                                 1998                   1999
                                                                 ----                   ----

     Land...........................................         $  2,044                $  2,044
     Buildings......................................           14,899                  15,078
     Leasehold improvements.........................            1,322                   1,322
     Machinery and equipment........................           60,691                  65,667
     Furniture and fixtures.........................            2,205                   4,227
                                                             --------                --------
                                                               81,161                  88,338
Less -- Accumulated depreciation and                          (51,161)                (57,740)
 amortization..................................               --------               --------
                                                               30,000                  30,598
Equipment installation in progress.............                 2,732                   8,481
ERP software installation in progress..........                     -                   3,397
                                                             --------                --------

Property and equipment, net....................              $ 32,732                $ 42,476
                                                             ========                ========

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:


     Buildings......................................        31.5 years
     Leasehold improvements.........................        Shorter of the useful life or lease
                                                              term
     Machinery and equipment........................        5 to 7 years
     Furniture and fixtures.........................        3 to 7 years

     Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company expects to "go live" on the new ERP system approximately April 1, 2000.

     Total depreciation and amortization expense was $5,847,000, $6,101,000 and $8,315,000 for the years ended December 26, 1997, December 25, 1998 and December 31, 1999, respectively.

Intangible Assets, net

     Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. During 1999, the Company wrote-off certain fully-amortized patents. The following is a summary of the components of intangible assets as of December 25, 1998 and December 31, 1999 (amounts in thousands):

                                                                       Useful lives       1998       1999
                                                                       ------------       ----       ----
      Covenant not-to-compete.......................................    5 to 7 years    $ 3,500    $  3,500
      Patents.......................................................      15 years        3,183         472
      Goodwill......................................................   15 to 20 years     3,737      67,834
      Other.........................................................    5 to 20 years       133         133
                                                                                        -------    --------
                                                                                         10,553      71,939
Less -- Accumulated amortization....................................                     (5,598)     (4,969)
                                                                                        -------    --------
                                                                                        $ 4,955    $ 66,970
                                                                                        =======    ========

Accrued Liabilities

     Accrued liabilities consisted of the following as of December 25, 1998 and December 31, 1999 (amounts in thousands):

                                                                    1998                 1999
                                                                    ----                 ----
     Interest.......................................               $2,315              $ 4,162
     Payroll and related............................                  742                4,095
     Vacation.......................................                1,176                1,509
     Pension........................................                  809                1,353
     Medical self-insurance.........................                  394                  577
     Other..........................................                  783                    4
                                                                   ------              -------
                                                                   $6,219              $11,700
                                                                   ======              =======

7.   Commitments and Contingencies

     The Company leases certain facilities, automobiles and office equipment under noncancellable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases. As of December 31, 1999, the Company had future obligations under operating leases as follows (amounts in thousands):

              Fiscal Year Ending:
              --------------------

     2000...........................................         $  681
     2001...........................................            297
     2002...........................................            297
     2003...........................................            109
     2004...........................................             82
                                                             ------
                                                             $1,466
                                                             ======

     Rental expense was approximately $1,132,000, $1,506,000 and $2,052,000, in fiscal 1997, 1998 and 1999, respectively.

     The Company self-insures the majority of its medical benefit programs. Reserves for losses totaling approximately $394,000 and $577,000 at December 25, 1998 and December 31, 1999, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying balance sheets. The Company maintains excess coverage on an aggregate claim basis.

     The Company is party to lawsuits and other proceedings, including suits relating to product liability and patent infringement. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

8.  Income Taxes

     Effective November 1, 1987, the stockholder of Hudson elected S corporation status under the Internal Revenue Code, such that income of the Company is taxed directly to the stockholder for both federal and state income tax purposes. Hudson's provision for income taxes and income taxes payable was limited to the California S corporation tax of 1.5%.

     The Company became a C corporation upon consummation of the transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income
(loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 39% in 1998, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the June 1998 financial statements. During 1999, the Company revised its estimate of the combined effective income tax rate to approximately 40%.

     The actual provision for income taxes for 1998 reflects that the Company was a C corporation for a portion of the period presented. The conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization resulted in a one-time net benefit of $77,064,000 in the quarter ended June 26, 1998 which was recorded directly to retained earnings (see Note 15).

     From the date of the Recapitalization, the Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with SFAS No. 109, "Accounting for Income Taxes," pursuant to an informal tax-sharing agreement.

     During the fourth quarter of 1998, management evaluated the Company's subsequent actual performance relative to certain budget projections which were originally used to evaluate the realizability of the deferred tax asset established at the time of the Recapitalization. Based upon this assessment, management provided a valuation allowance of $8,477,000 in the fourth quarter to reduce the deferred tax asset to an amount that management believes to be realizable under the requirements of SFAS No. 109. This change in estimate was included in the deferred tax provision for the year ended December 25, 1998.

     The tax provision for 1998 and 1999 consists of the following (as restated; see Note 15) (amounts in thousands):

                                                                                       1998
                                                                                 (As Restated; See
                                                                                      Note 15)                  1999
                                                                                      -------                   ----
Income taxes at combined statutory rate of approximately 39% and 40% in
1998 and 1999, respectively................................................          $(24,094)                $  143
Effect of earnings during S corporation period and other...................            24,022                      -

Foreign losses not benefited...............................................                 -                  1,443
Valuation allowance........................................................             8,477                      -
                                                                                     --------                 ------
                                                                                     $  8,405                 $1,586
                                                                                     ========                 ======

     The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                                                             United States          International            Total
                                                                             -------------          -------------            -----
                               1999
     Current.......................................................                $    -              $ 340              $   340
     Deferred......................................................                 1,724               (478)               1,246
                                                                                   ------              -----               ------
                                                                                   $1,724              $(138)              $1,586
                                                                                   ======              ======              ======

                               1998
     Current.......................................................                $    -               $   -               $    -
     Deferred......................................................                 8,405                   -                8,405
                                                                                   ------               -----               ------
                                                                                   $8,405               $   -               $8,405
                                                                                   ======               =====               ======

                               1997
     Current.......................................................                $   74               $   -               $   74
     Deferred......................................................                    76                   -                   76
                                                                                   ------               -----               ------
                                                                                   $  150               $   -               $  150
                                                                                   ======               =====               ======


     The 1998 tax provision results primarily from the valuation allowance discussed previously. As of December 31, 1999, the Company has recorded a net deferred tax asset of $69.0 million primarily related to basis differences between financial reporting and tax purposes arising from the Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization (see Note 1), which in management's opinion is more likely than not to be realized. As of December 31, 1999, the Company had a United States net operating loss carryforward of approximately $26.6 million.

     The components of the deferred tax asset as of December 31, 1999 are (amounts in thousands):

Basis defferences arising from Section 338(h)(10) election....... $68,873

Net operating loss carryforwards.................................  10,640

Other............................................................  (2,093)
                                                                  -------
                                                                   77,420
Valuation allowance..............................................  (8,477)
                                                                  -------
                                                                  $68,943
                                                                  =======


9.   Related-Party Transactions

     Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholders or members of their immediate families are as follows (amounts in thousands):

                                                                               December 26,    December 25,    December 31,
                                                                                  1997             1998           1999
                                                                                  ----             ----           ----
Purchases.....................................................                  $1,465             $128         $  -
                                                                                ======             ====         ====
Notes and advances receivable.................................                  $  157             $ 91         $100
                                                                                ======             ====         ====

10.  Deferred Compensation and Benefit Plans

Pension Plan

     The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $836,000, $810,000 and $972,000 for the fiscal years ended 1997, 1998 and 1999, respectively.

Deferred Compensation

     Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 1999 no material amount of compensation has been deferred.

Equity Participation Plan

     Effective January 1, 1994, the Company's Board of Directors adopted the Equity Participation Plan, as amended (the "Plan"). This Plan provided certain key employees and independent contractors deferred compensation based upon the Company's value, as defined in the agreement. Benefits earned by participants were based upon a formula with a specified minimum benefit accruing each year for each participant, and benefits were accrued and charged to compensation in the year earned. As of the fiscal years ended 1997 and 1998, the Company has recorded $5,703,000 and $63,940,000, respectively, related to amounts earned by the Plan participants.

     In fiscal 1998, the Company declared bonuses totaling $20.0 million that resulted in a corresponding decrease in amounts payable under the Plan. The effect of the bonuses was to accelerate the timing of payments to the participants.

     Effective with the Recapitalization, all amounts owed to participants were paid out and the plan was terminated. Total amounts paid in 1998 were $89,642,000.

11.  Extraordinary Item

     In accordance with the Recapitalization, the Company recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000.

12.  Geographic, Segment and Major Customer Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes new standards for reporting operating segments of publicly held companies. This approach requires the Company to present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

     As discussed in Note 14, the non-guarantor subsidiaries consist principally of LGAB and subsidiaries (whose operations are principally international). The Company operates in two segments as defined by SFAS No. 131: United States operations and international operations. The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth in Note 14 and, accordingly, no additional segment data has been provided.

     The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1997, 1998 and 1999, the Company had foreign sales of approximately $19,008,000, $20,148,000, and $28,497,000 respectively, which constituted approximately 19.1%, 20.0% and 22.1% of total sales, respectively. The Company's percentage of sales by geographic region for the fiscal years ended 1997, 1998 and 1999 were as follows:

                                                                  1997     1998     1999
                                                                 ------   ------   ------

Domestic......................................................    80.9%    79.9%    77.9%
Europe........................................................     7.5      7.8     10.1
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)....     5.7      6.2      6.1
Canada........................................................     1.8      2.0      1.9
Other international...........................................     4.1      4.1      4.0
                                                                 -----    -----    -----
                                                                 100.0%   100.0%   100.0%
                                                                 =====    =====    =====

     The following summarizes the net book value of fixed assets at the respective locations as of December 25, 1998 and December 31, 1999 (in thousands):

                                                                           December 25,        December 31,
                                                                               1998                1999
                                                                               ----                ----
     Ensenada, Mexico...........................................             $ 1,060             $ 1,134
     Stockholm, Sweden..........................................                   -                 342
     Kuala Lumpur, Malaysia.....................................                   -                 741
     United States..............................................              31,672              40,259
                                                                             -------             -------
                                                                             $32,732             $42,476
                                                                             =======             =======

     For the fiscal years ended 1997, 1998 and 1999, the Company had sales to one domestic distributor in the amount of $29,852,000, $24,940,000 and $24,491,000 which represented approximately 30.0%, 24.8% and 19.0% of sales, respectively. Additionally, the Company had sales to another domestic distributor of $10,265,000 and 14,775,000 that accounted for approximately 10.2% and 11.5% of sales in 1998 and 1999, respectively.

13.  Unaudited Consolidated Quarterly Data

                                                                                 1998 Quarters Ended
                                                          --------------------------------------------------------------
                                                                            June 26 (As
                                                                          Restated; See
                                                             March 27        Note 15)         September 25    December 25
                                                             --------     -------------       ------------    -----------
                                                                              (amounts in thousands)
Net sales.................................................    $24,265            $ 22,432         $22,130        $31,671
Gross profit..............................................     10,431               9,600           9,843         13,824
Income (loss) before extraordinary item...................      1,498             (66,623)           (243)        (4,713)
Net income (loss).........................................      1,498             (66,727)           (243)        (4,713)

                                                                            1999 Quarters Ended
                                                             -------------------------------------------------
                                                             March 26   June 25    September 24    December 31
                                                             --------   --------   -------------   ------------
                                                                           (amounts in thousands)
Net sales.................................................    $27,169    $27,274        $30,827        $43,533
Gross profit..............................................     11,389     11,414         12,185         18,397
Income (loss) before extraordinary item...................        281        327         (1,554)          (282)
Net income (loss).........................................        281        327         (1,554)          (282)

14.  Subsidiaries Debt Guarantee and Segment Data

     The Company is the 100% owner of certain subsidiaries, which do not guarantee the Company's senior subordinated notes. The non-guarantor subsidiaries consist principally of the assets, liabilities and operations of LGAB and subsidiaries. The following tables disclose the required consolidating financial information for the guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET




                                                                           As of December 31, 1999
                                                             ----------------------------------------------------
                                                                            Non-
                                                                            ----
                                                             Guarantor    Guarantor       Adjustments      Total
                                                             ---------    ---------       -----------      -----
                                                      ASSETS
CURRENT ASSETS:
 Cash.....................................................    $    184         $ 2,733             -    $  2,917
 Accounts receivable......................................      28,329           2,096             -      30,425
 Inventories..............................................      21,124           4,065        (1,146)     24,043
 Other current assets.....................................       4,578          16,673       (16,639)      4,612
                                                              --------         -------      --------    --------
   Total current assets...................................      54,215          25,567       (17,785)     61,997

PROPERTY, PLANT AND EQUIPMENT, net........................      41,335           1,141             -      42,476

OTHER ASSETS:
 Intangible assets, net...................................      22,770          44,200             -      66,970
 Deferred financing costs, net............................      10,749             385             -      11,134
 Deferred tax asset.......................................      68,600             223           120      68,943
 Investment in non-guarantor subsidiaries.................      29,245               -       (29,245)          -
 Other assets.............................................         833             162          (696)        299
                                                              --------         -------      --------    --------
   Total other assets.....................................     132,197          44,970       (29,821)    147,346
                                                              --------         -------      --------    --------
                                                              $227,747         $71,678      $(47,606)    251,819
                                                              ========         =======      ========    ========


              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
 Notes payable to bank....................................    $  5,500     $ 1,173     $  -        $  6,673
 Accounts payable.........................................       6,625       1,559      (2,016)       6,168
 Accrued liabilities......................................       8,344       3,356           -       11,700
 Other current liabilities................................         458      10,876      (9,849)       1,485
                                                              --------     -------    --------     --------
   Total current liabilities..............................      20,927      16,964     (11,865)      26,026

NOTE PAYABLE TO AFFILIATE.................................           -      13,906      (6,398)       7,508
NOTES PAYABLE TO BANK, net of current portion.............      66,100      16,413           -       82,513
SENIOR SUBORDINATED NOTES.................................     115,000           -           -      115,000
                                                              --------     -------    --------     --------
   Total liabilities......................................     202,027      47,283     (18,263)     231,047
                                                              --------     -------    --------     --------

Mandatorily-redeemable preferred stock....................      35,421           -           -       35,421

STOCKHOLDERS' EQUITY (DEFICIT)............................      (9,701)     24,395     (29,343)     (14,649)
                                                              --------     -------    --------     --------
                                                              $227,747     $71,678    $(47,606)    $251,819
                                                              ========     =======    ========     ========


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS


                                                                      For the Year Ended December 31, 1999
                                                             ----------------------------------------------------
                                                                               Non-
                                                                               ----
                                                             Guarantor       Guarantor       Adjustments    Total
                                                             ----------      ---------       -----------    -----
NET SALES.................................................    $121,796       $ 9,500        $(2,493)    $128,803
COST OF SALES.............................................      71,146         6,465         (2,193)      75,418
                                                              --------       -------        -------     --------
Gross profit..............................................      50,650         3,035           (300)      53,385

OPERATING EXPENSES:
 Selling..................................................      10,649         2,473              -       13,122
 Distribution.............................................       4,647             -              -        4,647
 General and administrative...............................      12,231         2,501              -       14,732
 Research and development.................................       1,362           669              -        2,031
                                                              --------       -------        -------     --------
   Total operating expenses                                     28,889         5,643              -       34,532
                                                              --------       -------        -------     --------

Income (loss) from operations.............................      21,761        (2,608)          (300)      18,853

OTHER INCOME AND (EXPENSES):
 Interest expense.........................................     (16,023)       (1,240)             -      (17,263)
 Other, net...............................................        (633)         (599)             -       (1,232)
                                                              --------        -------        -------     --------
   Total other income (expense)...........................     (16,656)       (1,839)             -      (18,495)
                                                              --------        -------        -------     --------

Income (loss) before provision (benefit) for income taxes.       5,105        (4,447)          (300)         358
 PROVISION (BENEFIT) FOR INCOME TAXES.....................       2,183          (477)          (120)       1,586
                                                              --------        -------        -------     --------
Net income (loss).........................................    $  2,922       $(3,970)       $  (180)    $ (1,228)
                                                              ========       =======        ========    ========
Depreciation and amortization (a).........................    $  6,531       $ 4,609       $       -    $ 11,140
                                                              ========       =======        ========    ========
Adjusted EBITDA (b).......................................    $ 28,292       $ 2,001        $  (300)    $ 29,993
                                                              ========       =======        ========    ========

(a) Includes approximately $2,825,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

(b) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense and recognition of the portion of purchase price allocation related to acquired inventories. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                               For the Year Ended December 31, 1999
                                                                               -------------------------------------
                                                                                                 Non-
                                                                                                 ----
                                                                              Guarantor        Guarantor        Total
                                                                             -----------       ---------        -----
Net cash provided by operating activities.................................     $  6,108         $    989    $  7,097
Net cash used in investing activities.....................................      (34,928)         (40,890)    (75,818)
Net cash provided by financing activities.................................       28,197           43,332      71,529

Effect of exchange rate changes on cash...................................            -             (398)       (398)
                                                                               --------         --------    --------

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS...........................         (623)           3,033       2,410

CASH, beginning of period.................................................          507                -         507
                                                                               --------         --------    --------

CASH, end of period.......................................................     $   (116)        $  3,033    $  2,917
                                                                               ========         ========    ========

15.  Restatement

     The net effect of the Company's conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization of $77,064,000 was previously reflected in operations during the quarter ended June 26, 1998. This amount should have been reflected as a direct credit to retained earnings. The restatement had no impact on ending retained earnings for the periods presented. The impact of the restatement on the accompanying financial statements is as follows (amounts in thousands):

                                                         As Originally
     Year Ended December 25, 1998                          Reported            Adjustments             As Restated
     ----------------------------                          --------            ------------            ------------


Net loss before provision for income taxes.............   $(61,676)             $                        $(61,676)
                                                          =========             =========               =========
Net income (loss) before extraordinary item..........     $  6,983              $(77,064)                $(70,081)
                                                          ========              =========                =========
Net income (loss)....................................     $  6,879              $(77,064)                $(70,185)
                                                          ========              ========                 ========

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HUDSON RESPIRATORY CARE INC.


     Date:  April 14, 2000      By:    /s/ Jay R. Ogram
                                      --------------------
                                           Jay R. Ogram
                                           Chief Financial Officer and Secretary


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


         Signature                                     Title                                  Date
         ---------                                     -----                                  ----

   /s/ Richard W. Johansen                  Chief Executive Officer and Director          April 14, 2000
--------------------------------            (Principal Executive Officer)
    Richard W. Johansen

   /s/ Jay R. Ogram                         Chief Financial Officer and                   April 14, 2000
--------------------------------            Secretary (Principal Financial Officer)
    Jay R. Ogram

  /s/ Helen Hudson Lovaas                   Director                                      April 14, 2000
--------------------------------
    Helen Hudson Lovaas

  /s/ Ronald P. Spogli                      Director                                      April 14, 2000
--------------------------------
    Ronald P. Spogli

  /s/ Charles P. Rullman                    Director                                      April 14, 2000
--------------------------------
    Charles P. Rullman

   /s/ Jon D. Ralph                         Director                                      April 14, 2000
--------------------------------
    Jon D. Ralph

  /s/ Sten Gibeck                           Director                                      April 14, 2000
--------------------------------
    Sten Gibeck

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of
 Hudson Respiratory Care Inc.:

We have audited in accordance with accounting standards generally accepted in the United States, the financial statements of HUDSON RESPIRATORY CARE INC. (a California corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated March 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
March 24, 2000

                         HUDSON RESPIRATORY CARE INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            (Amounts in thousands)


                                            Balance at                                                Balance at
                                           Beginning of         Charges to                              End of
                                             Period              Expenses          Write-offs           Period
                                          ------------          ----------         ----------         -----------
Description
-----------
For the Year Ending December 31, 1999:
Allowance for doubtful accounts
 receivable..........................      $(794)                $(440)              $261               $(973)
                                           ======                ======              ====               ======

For the Year Ending December 25, 1998:
Allowance for doubtful accounts
 receivable...........................     $(258)                $(586)              $ 50               $(794)
                                           ======                ======              ====               ======

For the Year Ending December 26, 1997:
Allowance for doubtful accounts
 receivable...........................     $(111)                $(182)              $ 35               $(258)
                                           ======                ======              ====               ======
