Form 10-Q
period 2000-03-31
HUDSON RESPIRATORY CARE INC
filed 2000-05-15
CIK 1061893

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number - 333-56097

                                --------------

                          HUDSON RESPIRATORY CARE INC.
             (Exact name of registrant as specified in its charter)

                                --------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,044,291 on May 15, 2000.

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of December 31, 1999 and
                    March 31, 2000 (unaudited)......................................................... 1

                    Unaudited Condensed Consolidated Statements of Operations for the Three Months
                    Ended March 26, 1999 and March 31, 2000............................................ 3

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                    Ended March 26, 1999 and March 31, 2000............................................ 4

                    Notes to Unaudited Condensed Consolidated Financial Statements..................... 5

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................................. 10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risks........................ 14


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.................................................................. 15

          Item 2.   Changes in Securities.............................................................. 15

          Item 3.   Defaults Upon Senior Securities.................................................... 15

          Item 4.   Submission of Matters to a Vote of Security Holders................................ 15

          Item 5.   Other Information.................................................................. 15

          Item 6.   Exhibits and Reports on Form 8-K................................................... 15

SIGNATURE.............................................................................................. 16

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Amounts in thousands)

                                                                         December 31,        March 31,
                                                                             1999              2000
                                                                         ------------       ----------
                                                                                           (unaudited)
CURRENT ASSETS:
  Cash................................................................      $  2,917        $  3,634
  Accounts receivable, less allowance for doubtful accounts of $973 and $1,026 at December 31, 1999 and March 31, 2000,
   respectively.......................................................        30,425          32,784
  Inventories.........................................................        24,043          25,333
  Other current assets................................................         4,612           2,008
                                                                            --------        --------
    Total current assets..............................................        61,997          63,759

PROPERTY, PLANT AND EQUIPMENT, NET....................................        42,476          44,504

OTHER ASSETS:
  Intangible assets, net..............................................        66,970          66,102
  Deferred financing costs, net.......................................        11,134          10,588
  Deferred tax asset, net.............................................        68,943          68,406
  Other assets........................................................           299             778
                                                                            --------        --------
    Total other assets................................................       147,346         145,874
                                                                            --------        --------
       Total assets...................................................      $251,819        $254,137
                                                                            ========        ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

                 (Amounts in thousands, except per share data)

                                                                              December 31,    March 31,
                                                                                  1999          2000
                                                                              -----------    -----------
                                                                                             (unaudited)
CURRENT LIABILITIES:
 Notes payable to banks...................................................      $   6,673    $   7,158
 Accounts payable.........................................................          6,168        7,287
 Accrued liabilities......................................................         11,700       14,672
 Other current liabilities................................................          1,485        1,347
                                                                                ---------    ---------
   Total current liabilities..............................................         26,026       30,464

NOTE PAYABLE TO AFFILIATE.................................................          7,508        7,508
NOTES PAYABLE TO BANKS, net of current portion............................         82,513       78,588
SENIOR SUBORDINATED NOTES PAYABLE.........................................        115,000      115,000
                                                                                ---------    ---------
   Total liabilities......................................................        231,047      231,560
                                                                                ---------    ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized--1,800 shares; issued and outstanding--356 shares;
 liquidation preference:  $35,558.........................................         34,558       34,558
 Accrued preferred stock dividend, payable in kind........................            863        1,897
                                                                                ---------    ---------
                                                                                   35,421       36,455
                                                                                ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, no par value:  authorized--15,000 shares; issued and
  outstanding--10,044.....................................................         92,158       92,158
 Cumulative translation adjustment........................................           (862)        (656)
 Accumulated deficit......................................................       (105,945)    (105,380)
                                                                                ---------    ---------
   Total stockholders' equity (deficit)...................................        (14,649)     (13,878)
                                                                                ---------    ---------
     Total liabilities, mandatorily-redeemable preferred stock and
     stockholders' equity (deficit).......................................      $ 251,819    $ 254,137
                                                                                =========    =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

                                                           Three Months Ended
                                                         ----------------------
                                                         March 26,    March 31,
                                                           1999         2000
                                                         ---------   ----------
NET SALES............................................... $27,169      $40,807
COST OF SALES...........................................  15,781       22,503
                                                         -------      -------
   Gross profit.........................................  11,388       18,304

OPERATING EXPENSES:
   Selling, distribution, general and administrative....   6,827        8,699
   Amortization of goodwill.............................      61          833
   Research and development.............................     290          620
                                                         -------      -------
                                                           7,178       10,152
                                                         -------      -------
   Income from operations...............................   4,210        8,152

INTEREST AND OTHER EXPENSE..............................   3,742        5,337
                                                         -------      -------
   Net income before provision for income taxes.........     468        2,815

PROVISION FOR INCOME TAXES..............................     187        1,216
                                                         -------      -------
   Net income...........................................     281        1,599

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation gain (loss).............    (401)         206
                                                         -------      -------
      Comprehensive income (loss)....................... $  (120)     $ 1,805
                                                         =======      =======

    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amount in thousands)

                                                                                   Three Months Ended
                                                                           ----------------------------------
                                                                              March 26,         March 31,
                                                                                 1999              2000
                                                                           --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................     $   281          $ 1,599
 Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization.........................................       1,441            2,598
    Amortization of deferred financing costs..............................         319              490
    Deferred taxes........................................................         112              536
 Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable............................       2,677           (2,359)
    Increase in inventories...............................................      (1,067)          (1,290)
    Increase in other current assets......................................         (54)            (479)
    (Increase) decrease in other assets...................................        (134)           2,604
    Increase (decrease) in accounts payable...............................      (3,982)           1,119
    Increase in accrued liabilities.......................................       3,402            2,974
    Decrease in other current liabilities.................................          --             (138)
                                                                               -------          -------
      Net cash provided by operating activities...........................       2,995            7,654

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...............................      (1,391)          (3,702)
                                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of notes payable to banks.................................      (1,000)          (3,441)
                                                                               -------          -------

Effect of exchange rate changes on cash...................................        (401)             206
                                                                               -------          -------

NET INCREASE IN CASH......................................................         203              717

CASH, beginning of period.................................................         507            2,917
                                                                               -------          -------

CASH, end of period.......................................................     $   710          $ 3,634
                                                                               =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest.............................................................      $   898          $ 2,312
                                                                               =======          =======
    Income taxes.........................................................      $    --          $     6
                                                                               =======          =======
NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind..............................     $   925          $ 1,034
                                                                               =======          =======


    The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 26, 1999 and March 31, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be achieved for a full year.

2.   Acquisitions.  During 1999, the Company completed certain business
     ------------
acquisitions, the most significant of which was the acquisition of Louis Gibeck AB ("LGAB"). The Company is evaluating certain estimates made in connection with the purchase price allocations, which may change in the near term.

     Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net income would be as follows (amounts in thousands):

                                                        Three Months Ended
                                                        ------------------
                                                             March 26,
                                                               1999
                                                        ------------------
                                                           (unaudited)
Net sales...............................................  $      37,557
                                                           ============
Net income..............................................  $       1,048
                                                           ============

3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):


                                                             December 31,                  March 31,
                                                                 1999                         2000
                                                           ----------------              -------------
                                                                                           (unaudited)
Raw materials.............................................     $ 5,901                      $ 5,601
Work-in-process...........................................       5,682                        6,082
Finished goods............................................      12,460                       13,650
                                                               -------                      -------
                                                               $24,043                      $25,333
                                                               =======                      =======

4.   Subsidiaries Guaranteeing Debt and Segment Data.  The Company is the 100%
     -----------------------------------------------
owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                                          As of March 31, 2000
                                               -------------------------------------------------------------------------
                                                   Guarantor          Non-Guarantor        Adjustments         Total
                                               -----------------   ------------------   ----------------  --------------
CURRENT ASSETS:
 Cash.....................................         $     48             $ 3,586          $      --           $  3,634
 Accounts receivable, net.................           28,674               4,110                 --             32,784
 Inventories..............................           23,457               4,081             (2,205)            25,333
 Other current assets.....................            3,610              17,080            (18,682)             2,008
                                                  ---------             -------          ---------           --------
   Total current assets...................           55,789              28,857            (20,887)            63,759

PROPERTY, PLANT AND EQUIPMENT, NET........           43,362               1,142                 --             44,504

OTHER ASSETS:
 Intangible assets, net...................           22,293              43,809                 --             66,102
 Deferred financing costs, net............           10,423                 165                 --             10,588
 Deferred tax asset, net..................           67,992                 414                 --             68,406
 Investment in non-guarantor subsidiaries.           29,245                  --            (29,245)                --
 Other....................................            1,061                 158               (441)               778
                                                  ---------             -------          ---------           --------
   Total other assets.....................          131,014              44,546            (29,686)           145,874
                                                  ---------             -------          ---------           --------
    Total assets..........................         $230,165             $74,545           $(50,573)          $254,137
                                                  =========             =======          =========           ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                          As of March 31, 2000
                                               -------------------------------------------------------------------------
                                                   Guarantor          Non-Guarantor        Adjustments         Total
                                               -----------------   ------------------   ----------------  --------------
CURRENT LIABILITIES:
 Notes payable to banks...........................     $  6,000         $ 1,158            $     --            $   7,158
 Accounts payable.................................        5,459           1,707                 121                7,287
 Accrued liabilities..............................       11,114           3,558                  --               14,672
 Other current liabilities........................        1,318          20,177             (20,148)               1,347
                                                       --------         -------            --------            ---------
   Total current liabilities......................       23,891          26,600             (20,027)              30,464
                                                       --------         -------            --------            ---------


OTHER LIABILITIES:
  Note payable to affiliate.......................           --           7,508                  --                7,508
  Notes payable to banks, net of current portion..       63,500          15,088                  --               78,588
  Senior subordinated notes.......................      115,000              --                  --              115,000
                                                       --------         -------            --------            ---------
   Total liabilities..............................      202,391          49,196             (20,027)             231,560
                                                       --------         -------            --------            ---------
Mandatorily-redeemable preferred stock............       36,455              --                  --               36,455

STOCKHOLDERS' EQUITY (DEFICIT)....................       (8,681)         25,349             (30,546)             (13,878)
                                                       --------         -------            --------            ---------
                                                       $230,165         $74,545            $(50,573)           $ 254,137
                                                       ========         =======            ========            =========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS(a)


                                                                             Three Months Ended March 31, 2000
                                                        ------------------------------------------------------------------------
                                                            Guarantor          Non-Guarantor        Adjustments         Total
                                                        -----------------   ------------------   ----------------  -------------

NET SALES.................................................   $34,272               $8,849            $(2,314)           $40,807
COST OF SALES.............................................    20,329                4,288             (2,114)            22,503
                                                             -------               ------            -------            -------
 Gross profit.............................................    13,943                4,562               (200)            18,304

OPERATING EXPENSES:
 Selling, distribution, general and administrative........     6,841                1,858                 --              8,699
 Amortization of goodwill.................................       299                  534                 --                833

 Research and development.................................       282                  338                 --                620
                                                             -------               ------            -------            -------
                                                               7,422                2,730                 --             10,152
                                                             -------               ------            -------            -------
 Income from operations...................................     6,521                1,831               (200)             8,152


INTEREST AND OTHER EXPENSE................................     4,552                  785                 --              5,337
                                                             -------               ------            -------            -------

 Income before provision for income taxes.................     1,969                1,046               (200)             2,815
PROVISION FOR INCOME TAXES................................       824                  392                 --              1,216
                                                             -------               ------            -------            -------
Net income................................................   $ 1,145               $  654            $  (200)           $ 1,599
                                                             =======               ======            =======            =======

Depreciation and amortization.............................   $ 1,957               $  641            $  --              $ 2,598
                                                             =======               ======            =======            =======

Adjusted EBITDA(b)........................................   $ 8,478               $2,472            $  (200)           $10,750
                                                             =======               ======            =======            =======

--------------------------
(a) All entities included in the March 26, 1999 financial statements were guarantors of the Company's Senior Subordinated Notes.

(b) Adjusted EBITDA represents income before depreciation and amortization, interest expense and income tax expense. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                           Three Months Ended March 31, 2000
                                                                                           Non-
                                                                Guarantor                Guarantor             Total
                                                               -----------           -----------------      -------------
Net cash provided by operating activities.................       $ 5,984                  $ 1,670              $ 7,654
Net cash provided by (used in) investing activities.......        (4,014)                     312               (3,702)
Net cash used in financing activities.....................        (2,100)                  (1,341)              (3,441)
Effect of exchange rate changes on cash...................            (5)                     211                  206
                                                                 -------                  -------              -------
NET (DECREASE) INCREASE IN CASH...........................          (135)                     852                  717
CASH, beginning of period.................................           183                    2,734                2,917
                                                                 -------                  -------              -------
CASH, end of period.......................................       $    48                  $ 3,586              $ 3,634
                                                                 =======                  =======              =======


The Company operates in two segments: North American operations (guarantor) and international operations (non-guarantor). The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth above and, accordingly, segment data is not provided separately.

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

     On October 8, 1999, the Company acquired certain assets of Medimex, a German distribution company that had previously distributed products for both the Company and Louis Gibeck AB ("LGAB"), for a cash purchase price of $2.2 million. The assets were acquired through the Company's wholly-owned, non-guarantor subsidiary, HRCDAC Inc., and was funded with cash on hand.

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

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue the German market. The German operation had a negative impact on the Company's results of approximately $0.2 million in the first quarter of 2000. It is anticipated that the Company's earnings will be positively impacted for the remainder of fiscal 2000 and beyond.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                              Three Month Period Ended
                                                     (unaudited)
                                      ------------------------------------
                                         March 26,            March 31,
                                           1999                  2000
                                      -------------         -------------
                                                 (in thousands)
Net sales.............................    $  27,169           $   40,807
Cost of sales.........................       15,781               22,503
                                          ---------           ----------
 Gross profit.........................       11,388               18,304
Selling expenses......................        2,436                3,819
Distribution expenses.................        1,023                1,472
General and administrative expenses...        3,368                3,408
Amortization of goodwill..............           61                  833
Research and development expenses.....          290                  620
                                          ---------           ----------
 Total operating expenses.............        7,178               10,152
                                          ---------           ----------
 Operating income.....................    $   4,210           $    8,152
                                          =========           ==========


                                              Three Month Period Ended
                                                     (unaudited)
                                      ------------------------------------
                                         March 26,            March 31,
                                           1999                  2000
                                      -------------         -------------
Net sales.............................    100.0%                 100.0%
Cost of sales.........................     58.1                   55.1
                                         ------                 ------
 Gross profit.........................     41.9                   44.9
Selling expenses......................      9.0                    9.4
Distribution expenses.................      3.8                    3.6
General and administrative expenses...     12.4                    8.4
Amortization of goodwill..............      0.2                    2.0
Research and development expenses.....      1.1                    1.5
                                         ------                 ------
  Total operating expenses............     26.4                   24.9
                                         ------                 ------
  Operating income....................    15.5%                  20.0%
                                         ======                 ======

Three Months Ended March 31, 2000 Compared to Three Months Ended March 26, 1999

    Net sales, reported net of accrued rebates, were $40.8 million in the first quarter of 2000 as compared to $27.2 million in the first quarter of 1999. This represents an increase of $13.6 million or 50.2%. Of the increase, approximately $5.2 million related to sales generated by the acquired LGAB, $3.8 million related to sales of the acquired Tyco product line and $0.3 million related to the Medimex acquisition. For the base Hudson RCI business, domestic hospital sales increased by $1.4 million or 8.6%, due to increased demand at the hospital level, primarily the result of increased sales through certain GPOs. Alternate site sales increased by $1.1 million or 22.9% as the Company continued to focus its efforts on this growing market. International sales increased by $1.1 million or 27.0%, as growth in sales continued to Japan and Europe. This growth was partially offset by weakness in South America. Canadian and OEM sales were unchanged from the first quarter of 1999.

    The Company's gross profit for the first quarter of 2000 was $18.3 million, an increase of $6.9 million or 60.7% over the first quarter of 1999. As a percentage of sales, the gross profit was 44.9% and 41.9% for the first quarter of 2000 and 1999, respectively. This increase was primarily due to higher-margin sales of the LGAB products offset somewhat by an unfavorable mix variance in the base Hudson RCI product line. This mix variance is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues.

    Selling expenses were $3.8 million for the first quarter of 2000, a $1.4 million increase over the first quarter of 1999. This increase was due primarily to $0.7 million of costs associated with LGAB and $0.5 million as a result of the start-up of the German sales operation. In addition, sales and marketing expenses at Hudson RCI increased by approximately $0.2 million. As a percentage of net sales, selling expenses were 9.4% in the first quarter of 2000 as compared to 9.0% in the first quarter of 1999.

    Distribution expenses were $1.5 million for the first quarter of 2000, an increase of $0.4 million or 43.9% over the first quarter of 1999. As a percentage of sales, distribution expenses declined to 3.6% in the first quarter of 2000 as compared to 3.8% in the first quarter of 1999. The decrease as a percentage of sales is primarily the result of the decreased cost of freight between the Company's distribution facilities.

    General and administrative expenses were $3.4 million in the first quarter of 2000, unchanged from the first quarter of 1999. As a percentage of net sales, general and administrative expenses were 8.4% in the first quarter of 2000 as compared to 12.4% in the first quarter of 1999.

    Amortization of goodwill was $0.8 million in the first quarter of 2000, a $0.8 million increase over the first quarter of 1999. The increase was due to the acquisition of LGAB and the Tyco IBE product line.

    Research and development expenses were $0.6 million for the first quarter of 2000, an increase of $0.3 million or 113.8% over the first quarter of 1999.
This increase was primarily due to the addition of LGAB research and development expenses of $0.3 million. Research and development costs for the base Hudson RCI business were unchanged.

    Interest expense was $5.0 million for the first quarter of 2000, as compared to $3.7 million in the first quarter of 1999. The increase was due to higher debt levels as a result of the LGAB and Tyco acquisitions.

    The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the tax basis in assets provided by the Section 338(h)(10) election made in connection with the April 1998 Recapitalization.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations before EPP payments and retention bonuses totaled $3.0 million and $7.7 million in the first quarter of 1999 and 2000, respectively. The increase from the first quarter of 1999 to the first quarter of 2000 is primarily attributable to higher income levels. The Company had operating working capital, excluding cash and short-term debt, of $39.7 million and $36.8 million as of December 31, 1999 and March 31, 2000, respectively. Inventories were $24.0 million and $25.3 million as of December 31, 1999 and March 31, 2000, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $30.4 million and $32.8 million at December 31, 1999 and March 31, 2000, respectively. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

    During the quarter ended March 26, 1999, net cash used in investing activities was $1.4 million, reflecting purchases of manufacturing equipment. During the quarter ended March 31, 2000, net cash used in investing activities was $3.7 million, primarily reflecting purchases of manufacturing equipment and implementation of a new enterprise resource planning software program. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2000 and 2001, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

    During the quarter ended March 26, 1999 and March 31, 2000, net cash used in financing activities was $1.0 million and $3.4 million, respectively, reflecting repayment of the Company's borrowings.

    The Company has outstanding $208.3 million of indebtedness, consisting of $115.0 million of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") issued in April 1998, borrowings of $69.5 million under the credit facility (the "Credit Facility") entered into in April 1998 and $7.5 million in notes payable to affiliates. In addition, LGAB has $16.2 million in outstanding borrowings under its bank facility. The Credit Facility consists of a $40.0 million term loan facility (the "Term Loan Facility") (all of which was funded in connection with the Company's April 1998 Recapitalization) and a $60.0 million revolving loan facility (the "Revolving Loan Facility"). The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate.

    In connection with the LGAB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. As of March 31, 2000, $7.5 million remained outstanding on the note.

    In connection with the LGAB acquisition, the Company assumed debt owed by LGAB under its bank facility (the "LGAB Facility"), which was refinanced during 1999 and totaled $16.2 million as of March 31, 2000. The LGAB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at March 31, 2000), matures in December 2003, and is secured by the common stock of LGAB.

    In connection with the Company's April 1998 Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends are payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The preferred stock ranks junior in right of payment to all obligations of the Company and its subsidiaries. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

    The Company believes that after giving effect to its April 1998 Recapitalization, the 1999 acquisitions and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Revolving Loan Facility, will be sufficient over the next twelve months to fund anticipated capital expenditures and acquisitions and to make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. The Company intends to selectively pursue strategic acquisitions, both domestically and internationally, to expand its product line, improve its market share positions and increase cash flows. Financing for such acquisitions is available, subject to limitations, under the Credit Facility. Any significant acquisition activity by the Company in excess of such amounts would require additional capital, which could be provided through capital contributions or debt financing. The Company has no commitments for such acquisition financing and to the extent financing is unavailable, acquisitions may be delayed or not completed.

Recent Accounting Pronouncements

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 1999.

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


                              HUDSON RESPIRATORY CARE INC.,
                              a California corporation


May 15, 2000                  By:    /s/ Jay R. Ogram
                                     ----------------
                                     Jay R. Ogram
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                      Financial Officer)