Form 10-Q
period 2000-09-30
HUDSON RESPIRATORY CARE INC
filed 2000-11-14
CIK 1061893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.


                      Commission file number - 333-56097


                                 -------------

                         HUDSON RESPIRATORY CARE INC.
            (Exact name of registrant as specified in its charter)

                                 -------------

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

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,387,148 on November 14, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1999 and September 30, 2000 (unaudited)....    1

                 Unaudited Condensed Consolidated Statements of
                 Operations for the Three Months Ended September 24,
                 1999 and September 30, 2000, and the Nine Months Ended
                 September 24, 1999 and September 30, 2000...............    3

                 Unaudited Condensed Consolidated Statements of Cash
                 Flows for the Nine Months Ended September 24, 1999 and
                 September 30, 2000......................................    4

                 Notes to Unaudited Condensed Consolidated Financial
                 Statements..............................................    6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risks...................................................   17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................   18

         Item 2. Changes in Securities...................................   18

         Item 3. Defaults Upon Senior Securities.........................   18

         Item 4. Submission of Matters to a Vote of Security Holders.....   18

         Item 5. Other Information.......................................   18

         Item 6. Exhibits and Reports on Form 8-K........................   18

SIGNATURE................................................................   19

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                            (Amounts in thousands)

                                                                      December 31,         September 30,
                                                                         1999                  2000
                                                                     -------------        --------------
                                                                                            (unaudited)
CURRENT ASSETS:
    Cash.....................................................         $    2,917            $    1,804

    Accounts receivable, less allowance for doubtful
      accounts of $973 and $1,281 at December 31, 1999 and
      September 30, 2000, respectively........................            30,425                37,221

    Inventories..............................................             24,043                35,139

    Other current assets.....................................              4,612                 2,083
                                                                      ----------             ---------
       Total current assets..................................             61,997                76,247

PROPERTY, PLANT AND EQUIPMENT, net...........................             42,476                46,242

OTHER ASSETS:
    Intangible assets, net...................................             66,970                60,918

    Deferred financing costs, net............................             11,134                 9,729

    Deferred tax asset, net..................................             68,943                68,560

    Other assets.............................................                299                   154
                                                                      ----------             ---------
       Total other assets....................................            147,346               139,361
                                                                      ----------             ---------
          Total assets.......................................         $  251,819             $ 261,849
                                                                      ==========             =========

             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                 (Amounts in thousands, except per share data)

                                                              December 31,      September 30,
                                                                  1999              2000
                                                              ------------      -------------
                                                                                 (unaudited)
CURRENT LIABILITIES:

 Notes payable to banks....................................    $   6,673         $   8,030

 Accounts payable..........................................        6,168            12,279

 Accrued liabilities.......................................       11,700            16,665

 Other current liabilities.................................        1,485             1,385
                                                               ---------         ---------
   Total current liabilities...............................       26,026            38,359

NOTE PAYABLE TO AFFILIATE..................................        7,508             8,009

NOTES PAYABLE TO BANKS, net of current portion.............       82,513            78,825

SENIOR SUBORDINATED NOTES PAYABLE..........................      115,000           115,000
                                                               ---------         ---------
   Total liabilities.......................................      231,047           240,193
                                                               ---------         ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized 1,800 shares; issued and outstanding 356
 shares and 376 shares at December 31, 1999 and September
 30, 2000, respectively; liquidation preference:  $35,558
 and $37,603, respectively.................................       34,558            36,603

 Accrued preferred stock dividend, payable in kind.........          863             2,041
                                                               ---------         ---------
                                                                  35,421            38,644
                                                               ---------         ---------
STOCKHOLDERS' EQUITY (DEFICIT):

 Common stock, $0.01 par value:  authorized 15,000 shares;
  issued and outstanding--10,044...........................       92,158            92,158

 Cumulative translation adjustment.........................         (862)           (2,854)

 Accumulated deficit.......................................     (105,945)         (106,292)
                                                               ---------         ---------
   Total stockholders' equity (deficit)....................      (14,649)          (16,988)
                                                               ---------         ---------
    Total liabilities, mandatorily-redeemable preferred
    stock and stockholders' equity (deficit)...............    $ 251,819         $ 261,849
                                                               =========         =========


                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Amounts in thousands)

                                                                      Three Months                    Nine Months
                                                                          Ended                          Ended
                                                              ----------------------------    -----------------------------
                                                              September 24,   September 30,   September 24,   September 30,
                                                                   1999          2000             1999           2000
                                                              ------------    -------------   --------------  -------------
NET SALES.................................................        $30,827         $41,111          $ 85,270       $113,729
COST OF SALES.............................................         18,642          19,587            50,283         56,915
                                                                  -------         -------          --------       --------
   Gross profit...........................................         12,185          21,524            34,987         56,814
                                                                  -------         -------          --------       --------
OPERATING EXPENSES:
 Selling, distribution, general and administrative........          8,207          11,745            21,490         31,270
 Amortization of goodwill.................................            601             767               724          2,387
 Research and development.................................            651             533             1,295          1,782
                                                                  -------         -------          --------       --------
                                                                    9,459          13,045            23,509         35,439
                                                                  -------         -------          --------       --------
   Income from operations.................................          2,726           8,479            11,478         21,375

INTEREST AND OTHER EXPENSE................................         (4,342)         (5,812)          (12,140)       (16,279)
                                                                  -------         -------          --------       --------
   Net loss before (benefit) provision for income taxes...         (1,616)          2,667              (662)         5,096

PROVISION (BENEFIT) FOR INCOME TAXES......................            (62)          1,005               284          2,220
                                                                  -------         -------          --------       --------
   Net income (loss)......................................         (1,554)          1,662              (946)         2,876

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation loss........................           (220)         (2,299)             (364)        (1,992)
                                                                  -------         -------          --------       --------
   Comprehensive income (loss)............................        $(1,774)        $  (637)         $ (1,310)      $    884
                                                                  =======         =======          ========       ========

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amount in thousands)

                                                                                         Nine Months Ended
                                                                                    ----------------------------
                                                                                    September 24,  September 30,
                                                                                        1999            2000
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................................    $   (946)     $  2,876
 Adjustments to reconcile net income to net cash provided by operating activities--
    Depreciation and amortization...................................................       5,817         8,780
    Amortization of deferred financing costs........................................       1,024           620
    Deferred taxes..................................................................         720           383
 Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable......................................       1,964        (6,796)
    Decrease (increase) in inventories..............................................      (3,936)      (11,096)
    Decrease (increase) in other current assets.....................................        (213)        2,529
    (Increase) decrease in other assets.............................................        (508)          145
    Decrease (increase) in accounts payable.........................................       3,918         6,111
    Increase in accrued liabilities.................................................       5,695         4,965
    Decrease in other current liabilities...........................................      (1,189)          (99)
    Increase in other non-current liabilities.......................................         250             0
                                                                                        --------      --------
      Net cash provided by operating activities.....................................       4,760         8,418
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........................................      (6,876)       (8,356)
 Acquisition of Louis Gibeck AB Stock, net of cash acquired of $8,208...............     (38,750)        2,648
                                                                                        --------      --------
 Net cash used in investing activities..............................................     (45,626)       (5,708)
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of notes payable to banks...............................................      (9,000)       (7,400)
 Proceeds from bank borrowings......................................................      14,171         5,569
 Proceeds from note payable to affiliate............................................      22,000            --
 Sale of common and preferred stock, net of transaction costs.......................      22,000            --
                                                                                        --------      --------
    Net cash provided by (used in) financing activities.............................      49,171        (1,831)
                                                                                        --------      --------
Effect of exchange rate changes on cash.............................................        (364)       (1,992)
                                                                                        --------      --------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS..........................       7,941        (1,113)

CASH AND SHORT-TERM INVESTMENTS, beginning of period................................         507         2,917
                                                                                        --------      --------
CASH AND SHORT-TERM INVESTMENTS, end of period......................................    $  8,448      $  1,804
                                                                                        ========      ========

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                          September 24,  September 30,
                                                                              1999            2000
                                                                          -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest.....................................................             $ 7,971        $8,275
                                                                             =======        ======
DETAILS OF ACQUISITIONS:
 Acquisition price...............................................            $53,581        $    -
 Less:  cash acquired............................................             (8,208)            -
 Less: common stock issued for acquisition.......................             (6,623)            -
                                                                             -------        ------
 Net cash paid for acquisition...................................            $38,750        $    -
                                                                             =======        ======
NON-CASH FINANCING ACTIVITIES:
 Preferred dividends accrued or paid-in-kind.....................            $ 2,868        $3,223
                                                                             =======        ======
 Common stock issued for acquisition.............................            $ 6,623        $    -
                                                                             =======        ======

                The accompanying notes are an integral part of
              these unaudited condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

1.  Financial Statements. The condensed consolidated financial statements
    --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000, and the results of operations and cash flows for the three and nine month periods ended September 24, 1999 and September 30, 2000 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine month periods ended September 24, 1999 and September 30, 2000 are not necessarily indicative of the results to be achieved for a full year.

2.   Acquisitions.  During 1999, the Company completed certain business
     ------------
acquisitions, the most significant of which was the acquisition of Louis Gibeck AB ("LGAB").

     Had the acquisition of LGAB occurred at the beginning of the prior fiscal year, the unaudited pro forma net sales and net loss would be as follows (amounts in thousands):

                                        Nine Months Ended
                                          September 24,
                                              1999
                                        ------------------
                                           (unaudited)
Net sales...............................      $94,704
                                              =======
Net loss................................      $(1,582)
                                              =======



3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                           December 31,   September 30,
                                              1999            2000
                                           -------------  -------------
                                                           (unaudited)
Raw materials.............................    $ 5,901      $ 9,835
Work-in-process...........................      5,682        9,499
Finished goods............................     12,460       15,805
                                              -------      -------
                                              $24,043      $35,139
                                              =======      =======

4. Bank Notes Payable. During the third quarter 2000, certain covenant
   ------------------
provisions of the existing bank loan agreement were amended.

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

                               September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                              As of September 30, 2000
                                                  ---------------------------------------------------
                                                  Guarantor    Non-Guarantor    Adjustments     Total
                                                  ---------    -------------    -----------     -----
CURRENT ASSETS:
 Cash.........................................     $     51      $ 1,753          $     --    $  1,804
 Accounts receivable, net.....................       33,352        5,480            (1,611)     37,221
 Inventories..................................       32,292        3,973            (1,126)     35,139
 Other current assets.........................        3,990       20,461           (22,368)      2,083
                                                   --------      -------          --------    --------
   Total current assets.......................       69,685       31,667           (25,105)     76,247

PROPERTY, PLANT AND EQUIPMENT, NET                   45,250          991                --      46,241

OTHER ASSETS:
 Intangible assets, net.......................       21,517       39,401                --      60,918
 Deferred financing costs, net................        9,729           --                --       9,729
 Deferred tax asset, net......................       67,925          635                --      68,560
 Investment in non-guarantor subsidiaries.....       29,245           --           (29,245)         --
 Other........................................          728          151              (725)        154
                                                   --------      -------          --------    --------
   Total other assets.........................      129,144       40,187           (29,970)    139,361
                                                   --------      -------          --------    --------
    Total assets..............................     $244,079      $72,845          $(55,075)   $261,849
                                                   ========      =======          ========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                As of September 30, 2000
                                                    ----------------------------------------------------
                                                     Guarantor    Non-Guarantor    Adjustments    Total
                                                    ----------    -------------    -----------    -----
CURRENT LIABILITIES:
 Notes payable to banks.........................    $  7,000       $  1,030        $    -       $  8,030
 Accounts payable...............................      14,727          3,926           (6,374)     12,279
 Accrued liabilities............................      12,034          4,631             -         16,665
 Other current liabilities......................       1,440         17,827          (17,882)      1,385
                                                    --------       --------        ---------    --------
   Total current liabilities....................      35,201         27,414          (24,256)     38,359

OTHER LIABILITIES:
 Note payable to affiliate......................         -            8,009             -          8,009
 Notes payable to banks, net of current portion.      66,000         12,825             -         78,825
 Senior subordinated notes......................     115,000           -                -        115,000
                                                    --------       --------        ---------    --------
   Total liabilities............................     216,201         48,248          (24,256)    240,193
                                                    --------       --------        ---------    --------
Mandatorily-redeemable preferred stock..........      38,644            -               -         38,644
                                                    --------       --------        ---------    --------
STOCKHOLDERS' EQUITY (DEFICIT)..................     (10,765)        24,597          (30,820)    (16,988)
                                                    --------       --------        ---------    --------
                                                     244,080         72,845          (55,076)    261,849
                                                    ========       ========        =========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                    Three Months Ended September 30, 2000
                                                                ----------------------------------------------
                                                                              Non-
                                                                Guarantor     Guarantor    Adjustments      Total
                                                                --------      --------     -----------      -----
NET SALES...................................................    $37,533       $ 7,584      $ (4,006)      $ 41,111
COST OF SALES...............................................     21,203         2,390        (4,006)        19,587
                                                                -------       -------      --------       --------
 Gross profit...............................................     16,330         5,194             -         21,524
OPERATING EXPENSES:
 Selling, distribution, general and administrative..........      9,867         1,878             -         11,745
 Goodwill amortization......................................        279           488             -            767
 Research and development...................................        217           316             -            533
                                                                -------       -------       -------       --------
 Income from operations.....................................      6,967         2,512             -          8,479
                                                                -------       -------       -------       --------
INTEREST AND OTHER EXPENSE..................................     (4,804)       (1,008)            -         (5,812)
 Income before provision for income taxes...................      1,163         1,504             -          2,667
 PROVISION (BENEFIT) FOR INCOME TAXES.......................        453           552             -          1,005
                                                                -------       -------       -------       --------
 Net income ................................................    $   710       $   952       $     -       $  1,662
                                                                =======       =======       =======       ========
Depreciation and amortization...............................    $ 2,752       $   718       $     -       $  3,470
                                                                =======       =======       =======       ========
Adjusted EBITDA(a)..........................................    $  7998       $ 3,718       $     -       $ 12,716
                                                                =======       =======       =======       ========

-----------------------

(a) Adjusted EBITDA represents income before depreciation and amortization,
    interest expense and income tax expense.   Adjusted EBITDA is not a measure
    of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
         UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                  Nine Months Ended September 30, 2000
                                                             --------------------------------------------------
                                                                              Non-
                                                                Guarantor   Guarantor    Adjustments     Total
                                                               ----------   ---------    -----------   --------
NET SALES.................................................     $101,551     $21,256      $(9,078)      $113,729
COST OF SALES.............................................       57,166       8,627       (8,878)        56,915
                                                               --------     -------      -------       --------
 Gross profit.............................................       44,385      12,629         (200)        56,814
OPERATING EXPENSES:
 Selling, distribution, general and administrative........       25,949       5,321           --         31,270
 Goodwill amortization....................................          877       1,510           --          2,387
 Research and development.................................          729         993           --          1,782
                                                               --------     -------      -------       --------
 Income from operations...................................       16,770       4,805         (200)        21,375
                                                               --------     -------      -------       --------
INTEREST AND OTHER EXPENSE................................      (13,954)     (2,325)          --        (16,279)
                                                               --------     -------      -------       --------
 Income before provision for income taxes.................        2,816       2,480         (200)         5,096
 PROVISION FOR INCOME TAXES...............................        1,152       1,068           --          2,220
                                                               --------     -------      -------       --------
 Net income...............................................     $  1,664     $ 1,412      $  (200)      $  2,876
                                                               ========     =======      =======       ========
Depreciation and amortization.............................     $  6,852     $ 1,928      $    --       $  8,780
                                                               ========     =======      =======       ========
Adjusted EBITDA(a)........................................     $ 24,429     $ 8,243      $  (200)      $ 32,542
                                                               ========     =======      =======       ========

_____________________
(a) Adjusted EBITDA represents income before depreciation and amortization,
    interest expense and income tax expense.   Adjusted EBITDA is not a measure
    of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                    Nine Months Ended September 30, 2000
                                                                 -------------------------------------------
                                                                                      Non-
                                                                  Guarantor        Guarantor         Total
                                                                 ------------     ------------     -----------
Net cash provided by operating activities.....................   $ 1,413          $ 7,005          $ 8,418
Net cash used in investing activities.........................    (2,343)          (2,865)          (5,708)
Net cash provided by (used in) financing activities...........     1,400           (3,231)          (1,831)
Effect of exchange rate changes on cash.......................      (117)          (1,875)          (1,992)
                                                                 ------------     -------------    -----------
NET DECREASE IN CASH..........................................      (147)            (966)          (1,113)
CASH, beginning of period.....................................       184            2,733            2,917
                                                                 ------------     -------------    -----------
CASH, end of period...........................................   $    37          $ 1,767          $ 1,804
                                                                 ============     =============    ===========

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
                                                   ========               ========                ==========          ========


                                                                                As of December 31, 1999
                                                                --------------------------------------------------
                                                                                Non-
                                                                Guarantor     Guarantor     Adjustments     Total
                                                              ASSETS
CURRENT ASSETS:
  Cash.............................................             $    184      $  2,733              -      $   2,917
  Accounts receivable..............................               28,329         2,096              -         30,425
  Inventories......................................               21,124         4,065         (1,146)        24,043
  Other current assets.............................                4,578        16,673        (16,639)         4,612
                                                                --------      --------       --------      ---------
    Total current assets...........................               54,215        25,567        (17,785)        61,997

PROPERTY, PLANT AND EQUIPMENT,  net................               41,335         1,141              -         42,476

OTHER ASSETS:
  Intangible assets, net...........................               22,770        44,200              -         66,970
  Deferred financing costs, net....................               10,749           385              -         11,134
  Deferred tax asset...............................               68,600           223            120         68,943
  Investment in non-guarantor subsidiaries.........               29,245             -        (27,345)             -
  Other assets.....................................                  833           162           (696)           291
                                                                --------      --------       --------      ---------
    Total other assets.............................              132,197        44,970        (29,821)       147,346
                                                                --------      --------       --------      ---------
                                                                $227,747      $ 71,678       $(47,606)      (251,819)
                                                                --------      --------       --------      ---------

                                        LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                                                 AND STOCKHOLDERS' EQUITY DEFICIT

CURRENT LIABILITIES:
  Notes payable to bank............................             $  5,500      $  1,173       $      -      $   6,673
  Accounts payable.................................                6,625         1,550         (2,016)         6,160
  Accrued liabilities..............................                8,344         3,356              -         11,700
  Other current liabilities........................                  450        10,876         (9,849)         1,485
                                                                --------      --------       --------      ---------
    Total current liabilities......................               20,927        16,964        (11,065)        26,026

NOTE PAYABLE TO AFFILIATE..........................                    -        13,906         (6,398)         7,508
NOTES PAYABLE TO BANK, net of current portion......               66,100        16,413              -         82,513
SENIOR SUBORDINATED NOTES..........................              115,000             -              -        115,000
                                                                --------      --------       --------      ---------
    Total liabilities..............................              202,027        47,283        (19,263)       231,047
                                                                --------      --------       --------      ---------
Mandatorily-redeemable preferred stock.............               35,421             -              -         35,421
STOCKHOLDERS' EQUITY (DEFICIT).....................               (9,701)       24,395        (29,343)       (14,640)
                                                                --------      --------       --------      ---------
                                                                $227,747      $ 71,678       $(47,606)     $ 251,019
                                                                --------      --------       --------      ---------

                                                                                 Three Months Ended September 24, 1999
                                                                        --------------------------------------------------------
                                                                                        Non-
                                                                        Guarantor     Guarantor      Adjustments(a)       Total
                                                                        ---------     ---------      --------------      -------
NET SALES............................................................   $28,145       $  3,469           $(787)          $30,827
COST OF SALES........................................................    16,448          2,355            (161)           18,642
                                                                        -------       --------           -----           -------
   Gross Profit......................................................    11,697          1,114            (626)           12,185

OPERATING EXPENSES:
   Selling, distribution, general and administrative.................     6,758           2,050              --             8,808
   Research and development..........................................      326             325              --               651
                                                                        -------       --------           -----           -------
                                                                          7,084          2,375              --             9,459
                                                                        -------       --------           -----           -------
      Income (loss) from operations..................................     4,613         (1,261)           (626)            2,726
                                                                        -------       --------           -----           -------
OTHER INCOME AND (EXPENSES):
   Interest expense..................................................    (3,884)          (466)             --            (4,350)
   Other, net........................................................         8             --              --                 8
                                                                        -------       --------           -----           -------
                                                                         (3,876)          (466)             --            (4,342)
                                                                        -------       --------           -----           -------
   Income (loss) before provision (benefit) for income taxes.........       737         (1,727)           (626)           (1,616)
PROVISION (BENEFIT) FOR INCOME TAXES.................................       188           (250)             --               (82)
                                                                        -------       --------           -----           -------
NET INCOME (LOSS)....................................................   $   549        $(1,577)          $(626)          $(1,534)
                                                                        =======        =======           =====           =======
Depreciation and amortization........................................   $ 1,534
                                                                        =======
EBITDA before EPP and bonuses........................................   $ 6,147
                                                                        =======
                                                                                 Nine Months Ended September 24, 1999
                                                                       ---------------------------------------------------------
                                                                                        Non-
                                                                       Guarantor      Guarantor      Adjustments(a)       Total
                                                                       ---------      ---------      --------------      -------
   ..................................................................
NET SALES............................................................  $ 82,588       $  3,469           $(787)          $85,270
COST OF SALES........................................................    48,089          2,355            (161)           50,283
                                                                       --------       --------           -----           -------
   Gross Profit......................................................    34,499          1,114            (626)           34,987

OPERATING EXPENSES:
   Selling, distribution, general and administrative.................    20,164          2,050              --            22,214
   Research and development..........................................       970            325              --             1,295
                                                                       --------       --------           -----           -------
                                                                         21,134          2,375              --            23,509
                                                                       --------       --------           -----           -------
      Income (loss) from operations..................................    13,365          1,261            (626)           11,478
                                                                       --------       --------           -----           -------
OTHER INCOME AND (EXPENSES):
   Interest expense..................................................   (11,727)          (303)             --           (12,110)
   Other, net........................................................        53            (83)             --               (30)
                                                                       --------       --------           -----           -------
                                                                        (11,674)          (466)             --           (12,140)
                                                                       --------       --------           -----           -------
   Income (loss) before provision (benefit) for income taxes.........     1,691         (1,727)           (626)             (662)
PROVISION (BENEFIT) FOR INCOME TAXES.................................       534           (250)             --               284
                                                                       --------       --------           -----           -------
NET INCOME (LOSS)....................................................  $  1,157        $(1,477)          $(626)          $  (946)
                                                                       ========        =======           =====           =======
Depreciation and amortization........................................  $  4,670
                                                                       ========
EBITDA before EPP and bonuses........................................  $ 10,035
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

Recent Developments

     On October 28, 2000, the Company acquired certain assets of Tyco Healthcare LP ("Tyco"), including Tyco's Sheridan line of endotreacheal tubes for a cash purchase price of approximately $18.0 million. The Tyco acquisition was funded with proceeds from the Company's $60.0 million revolving line of credit and additional equity provided by existing shareholders.

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

     On July 22, 1999, the Company, through its indirect, wholly-owned subsidiary Steamer Holding AB, a company organized under the laws of Sweden ("Steamer"), acquired a majority of the outstanding capital stock of HUDSON RCI AB, formerly Louis Gibeck, AB (LGAB), LGAB, a company organized under the laws of Sweden. Pursuant to a series of private purchases and a tender offer consummated pursuant to Swedish law, Steamer acquired 604,000 shares of Class A stock and 2,452,838 shares of Class B stock representing approximately 82.0% of the capital and 62.8% of the voting power of LGAB at a price of 115 Swedish krona (approximately $13.60 at the July 22 exchange rate) per share of Class A stock and Class B stock for an aggregate cash purchase price of approximately $45.5 million. In addition, on August 4, 1999, Steamer acquired an additional 483,750 shares of Class A stock of LGAB from River Holding Corp., a Delaware corporation and the parent of Steamer and the Company ("Holding"), which shares Holding acquired in a private transaction in exchange for 525,042 shares of common stock of Holding ("Holding Common Stock"). The exchange ratio for the Class A stock was the same as the effective price per share of the shares acquired in the tender offer. After giving effect to this exchange and the conversion of the Series A stock acquired by Steamer in the tender offer into Series B stock, Steamer holds approximately 99.0% of the capital and 100.0% of the voting power of LGAB. The Company intends that Steamer, through continuing purchases and a statutory freezeout and appraisal procedure under Swedish law, will acquire the remaining outstanding shares of LGAB as soon as practicable.

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

     The Company established a sales office located in Germany in the second quarter of 1999. It is anticipated that this operation will better equip the Company to more aggressively pursue sales in the German market. The German operation had a negative impact on the Company's results of approximately $1.0 million in the first nine months of 2000. It is anticipated that the Company's earnings will be positively impacted by the German operation for the remainder of fiscal 2000 and beyond.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                                       Three Month Period Ended                 Nine Month Period Ended
                                                             (unaudited)                              (unaudited)
                                                       ----------------------------------------------------------------------------
                                                         September 24,       September 30,       September 24,       September 30,
                                                             1999                2000                1999                2000
                                                       ----------------------------------------------------------------------------
                                                                (in thousands)                            (in thousands)
Net sales..............................................     $30,827             $41,111             $85,270            $113,729
Cost of sales..........................................      18,642              19,587              50,283              56,915
                                                            -------             -------             -------            --------
 Gross profit..........................................      12,185              21,524              34,987              56,814
Selling expenses.......................................       3,296               4,098               8,408              11,813
Distribution expenses..................................       1,488               3,102               3,448               6,565
General and administrative expenses....................       3,423               4,545               9,634              12,892
Amortization of goodwill...............................         601                 767                 724               2,387
Research and development expenses......................         651                 533               1,295               1,782
                                                            -------             -------             -------            --------
 Total operating expenses..............................       9,459              13,045              23,509              35,439
                                                            -------             -------             -------            --------
 Operating income......................................     $ 2,726             $ 8,479             $11,478            $ 21,375
                                                            =======             =======             =======            ========

                                                         Three Month Period Ended            Nine Month Period Ended
                                                                (unaudited)                        (Unaudited)
                                                       -------------------------------   -------------------------------
                                                         September 24,   September 30,    September 24,     September 30,
                                                             1999            2000             1999              2000
                                                        ------------------------------   --------------------------------
Net sales...........................................        100.0%            100.0%          100.0%             100.0%
Cost of sales.......................................         60.5              47.6            59.0               50.0
                                                           ------            ------          ------             ------
 Gross profit.......................................         39.5              52.4            41.0               50.0
Selling expenses....................................         10.7              10.0             9.9               10.4
Distribution expenses...............................          4.8               7.5             4.0                5.8
General and administrative expenses.................         11.1              11.1            11.3               11.3
Amortization of goodwill............................          1.9               1.9             0.8                2.1
Research and development expenses...................          2.2               1.3             1.5                1.6
                                                           ------            ------          ------             ------
 Total operating expenses...........................         30.7              31.8            27.5               31.2
                                                           ------            ------          ------             ------
 Operating income...................................          8.8%             20.6%           13.5%              18.8%
                                                           ======            ======          ======             ======

Three Months Ended September 30, 2000 Compared to Three Months Ended September 24, 1999

    Net sales, reported net of accrued rebates, were $41.1 million in the third quarter of 2000 as compared to $30.8 million in the third quarter of 1999, an increase of $10.3 million or 33.4%. Sales by the acquired Hudson RCI AB increased approximately $0.6 million, $3.5 million related to the acquired Tyco IBE product line and $0.4 million related to the acquired Medimex product line. For the base Hudson product line, Domestic Hospital sales increased by $2.0 million, primarily due to increased demand by GPO customers. Alternate Site sales increased by $0.7 million, as market share continues to grow in this
market.   Canadian sales increased by $0.3 million.  International sales increased by $1.8 million, due to growth in the Germany and the Far East. OEM sales increased by $1.0 million, due to sales of the Tyco IBE product.

    The Company's gross profit for the third quarter of 2000 was $21.5 million, an increase of $9.3 million or 76.7% over the third quarter of 1999. As a percentage of sales, the gross profit was 52.3% and 39.5% for the third quarter of 2000 and 1999, respectively. The higher margin in 2000 was primarily due to sales of higher-margin Hudson RCI AB product lines as well as the Tyco products. In addition, the Hudson RCI AB negatively impacted gross margins during the 1999 period.

    Selling expenses were $4.1 million for the third quarter of 2000, a $0.8 million increase over the third quarter of 1999. This increase was due primarily to the start-up of a U.K.-based sales office.

    Distribution expenses were $3.1 million for the third quarter of 2000, a $1.6 million increase over the third quarter of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility late in the third quarter of 1999, the addition of a third shift and overtime at all warehouses required to meet customer demand.

    General and administrative expenses were $4.5 million in the third quarter of 2000, an increase of $1.1 million or 32.8% over the third quarter of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, costs associated with a new computer system implementation and increased staffing levels.

    Amortization of goodwill was $0.8 million for the third quarter of 2000, as compared to $0.6 million in the third quarter of 1999. This increase was primarily due to the Tyco IBE acquisition, completed in the fourth quarter of 1999.

    Research & development costs were $0.5 million in the third quarter of 2000, as compared to $0.7 million in the third quarter of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

    Interest expense and other was $5.8 million in the third quarter of 2000, as compared to $4.0 million in the third quarter of 1999. This increase reflects increased borrowings as a result of the Hudson RCI AB and Tyco acquisitions as well as increased borrowings on the working capital revolving facility at higher interest rates.

    The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 24, 1999

    Net sales, reported net of accrued rebates, were $113.7 million in the first nine months of 2000 as compared to $85.3 million in the first nine months of 1999, an increase of $28.4 million or 33.4%. Additional sales by the acquired Hudson RCI AB were approximately $8.0 million, $9.7 million related to the acquired Tyco product line and $1.0 million related to the acquired Medimex product line. For the base Hudson product line, Domestic Hospital sales increased by $1.8 million, primarily due to increased demand from GPO customers. Alternate Site sales increased by $2.3 million as focus in this key market
resulted in market share growth.   International sales increased by $4.3
million, primarily due to increased sales in the German market and increased demand in Asia. OEM sales increased by $1.3 million, primarily due to sales of IBE products. Although demand was strong in all sectors of the business, sales were negatively impacted by shipping difficulties associated with the implementation of a new computer system during the second quarter.

    The Company's gross profit for the first nine months of 2000 was $56.8 million, an increase of $21.8 million or 62.3% over the first nine months of 1999. As a percentage of sales, the gross profit was 50.0% and 41.0% for the fist nine months of 2000 and 1999, respectively. The improved margin was primarily due to higher-margin sales of the Hudson RCI AB product as well as the acquired Tyco products. In addition, due to the shipping difficulties associated with the computer system implementation, production levels significantly exceeded sales levels, causing a fixed overhead to be absorbed into inventory at a higher than normal rate. In addition, sales of the acquired Hudson RCI AB products negatively impacted margins in 1999.

    Selling expenses were $11.8 million for the first nine months of 2000, a $3.4 million increase over the first nine months of 1999. This increase was due primarily to costs related to the acquired Hudson RCI AB and to the start-up German and U.K. operations. Additionally, sales representatives were added in the Alternate Site market to service the growing demand.

    Distribution expenses were $6.6 million for the first nine months of 2000, a $3.1 million increase over the first nine months of 1999. This increase was primarily driven by the establishment of an Atlanta distribution facility late in the third quarter of 1999, the addition of a third shift and overtime at all warehouses required to meet customer demand.

    General and administrative expenses were $12.9 million in the first nine months of 2000, an increase of $3.3 million or 33.8% over the first nine months of 1999. This increase was primarily the result of additional expenses associated with the acquired Hudson RCI AB business, the German start-up operation, training costs associated with the computer system implementation and increased staffing levels.

    Amortization of goodwill was $2.4 million for the first nine months of 2000, as compared to $0.7 million in the first nine months of 1999. This increase was primarily due to the Tyco and Hudson RCI AB acquisitions in late 1999.

    Research & development costs were $1.8 million in the first nine months of 2000, as compared to $1.3 million in the first nine months of 1999. This increase was primarily due to expenses of the acquired Hudson RCI AB.

    Interest expense and other was $16.2 million in the first nine months of 2000, as compared to $12.1 million in the first nine months of 1999. This increase reflects increased borrowings as a result of the Hudson RCI AB and Tyco acquisitions as well as increased borrowings under on the working capital revolving facility at higher interest rates.

    The Company provides for state and federal income taxes as a C corporation, although actual tax payments are expected to be substantially less than provided amounts due to the increase in tax basis of assets provided by the Section 338(h)(10) election made in conjunction with the April 1998 recapitalization.

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $4.8 million and $8.4 million in the first nine months of

1999 and 2000, respectively. The increase from the first nine months of 1999 to the first nine months of 2000 is primarily attributable to increased income partially offset by higher working capital levels. The Company had operating working capital, excluding cash and short-term debt, of $39.7 million and $43.9 million as of December 31, 1999 and September 30, 2000, respectively. Inventories were $24.0 million and $35.1 million as of December 31, 1999 and September 30, 2000, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $30.4 million and $37.2 million at December 31, 1999 and September 30, 2000, respectively. The Company offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90-day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase. The Company established a sales office in Germany in the second quarter of 1999. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

    During the nine months ended September 24, 1999, net cash used in investing activities was $45.6 million, reflecting purchases of computer software manufacturing equipment and the acquisition of Louis Gibeck, AB. During the nine months ended September 30, 2000, net cash used in investing activities was $5.7 million, primarily reflecting purchases of manufacturing equipment and implementation of a new enterprise resource planning software program. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2000 and 2001, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

    During the nine months ended September 24, 1999 and September 30, 2000, net cash (used in) provided by financing activities was $49.1 million and $(1.8) million, respectively, reflecting the acquisition of Louis Gibeck, AB in 1999 as well as repayment and borrowings of the Company's credit facility in 1999 and 2000.

    The Company has outstanding $209.9 million of indebtedness, consisting of $115.0 million of 9-1/8% Senior Subordinated Notes due 2008 (the "Subordinated Notes") issued in April 1998, borrowings of $75.5 million under the credit facility (the "Credit Facility") entered into in April 1998 and $8.0 million in notes payable to affiliates. In addition, LGAB has $14.4 million in outstanding borrowings under its bank facility. The Credit Facility consists of a $40.0 million term loan facility (the "Term Loan Facility") (all of which was funded in connection with the Company's April 1998 Recapitalization) and a $60.0 million revolving loan facility (the "Revolving Loan Facility"). The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually, and will require no principal repayments until maturity. The Term Loan Facility matures on April 7, 2004 and requires principal repayments of between $3.0 million and $11.5 million each year until maturity, commencing on June 30, 1999. The Revolving Loan Facility matures on April 7, 2004 and bears interest based on a spread over either a Eurodollar or base rate.

    In connection with the LGAB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments. As of September 30, 2000, $8.0 million remained outstanding on the note.

    In connection with the LGAB acquisition, the Company assumed debt owed by LGAB under its bank facility (the "LGAB Facility"), which was refinanced during 1999 and totaled $14.4 million as of September 30, 2000. The LGAB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.365% to 5.365% at September 30, 2000), matures in
December 2003, and is secured by the common stock of LGAB.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company has significant operations in Sweden that is denominated in Swedish Krona. Due to the devaluation of the Krona against the U.S. dollar of approximately 20% during the third quarter of 2000, the company recognized an exchange loss of approximately $20 million.

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


                              HUDSON RESPIRATORY CARE INC.,
                              a California corporation


November 14, 2000             By:   /s/ Jay R. Ogram
                                    ----------------------------------------
                                    Jay R. Ogram
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial Officer)