Form 10-K
period 2000-12-31
HUDSON RESPIRATORY CARE INC
filed 2001-08-15
CIK 1061893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000
                                      OR

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

[_]  Not Applicable.

     As of August 15, 2001, the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 10,391,435. The registrant's Common Stock is not traded in a public market.

Aggregate market value of the registrant's voting and nonvoting Common Stock:
Not Applicable.
                   Documents Incorporated by Reference: None

--------------------------------------------------------------------------------

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.....................................................................................................    1
         Item 1.   Business................................................................................    1
         Item 2.   Properties..............................................................................    8
         Item 3.   Legal Proceedings.......................................................................    8
         Item 4.   Submissions of Matters to a Vote of Security Holders....................................    8

PART II....................................................................................................    9
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................    9
         Item 6.   Selected Financial Data.................................................................    9
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation....   11
         Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...............................   23
         Item 8.   Financial Statements....................................................................   24
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   24

PART III...................................................................................................   25
         Item 10.  Directors and Executive Officers of the Registrant......................................   25
         Item 11.  Executive Compensation..................................................................   27
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................   29
         Item 13.  Certain Relationships and Related Transactions..........................................   30

PART IV....................................................................................................   31
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................   31

SIGNATURES.................................................................................................   S-1

                                    PART I

Item 1. Business.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hudson Respiratory Care Inc. or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks, uncertainties and other factors include, but are not limited to, those identified in the "Risk Factors" section of this Form 10-K located at the end of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     The Company manufactures and markets over 2,500 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively from its extensive relationships with leading group purchasing organizations (GPOs), as large purchasing organizations play an increasingly important role in hospitals' purchasing decisions.

     The Company maintains three manufacturing facilities and three distribution facilities in the United States, assembly operations in Mexico and Malaysia and sales and marketing offices in the United States, Sweden, the United Kingdom, France and Germany. The Company has reduced its manufacturing and assembly costs through cost reduction programs, process improvements, equipment automation and upgrades and increased utilization of its Ensenada, Mexico and Kuala Lumpur, Malaysia facilities for labor-intensive operations.

     Hudson Oxygen Therapy Sales Company ("Hudson Oxygen"), Hudson RCI's predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company's assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. ("Holding"). In the past three years, the Company has completed a number of strategic acquisitions in order to expand its product line and geographic penetration, most significantly with the July 1999 acquisition of Hudson RCI AB (formerly Louis Gibeck AB), a Swedish company that manufactures and markets medical devices. Hudson RCI's principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611.

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

Category/Products
-----------------

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

Adaptors, Connectors and Filters: A wide variety of adaptors and connectors; Main Flow Bacterial/Viral Filters; Pulmonary Function Filter

Description
-----------
Used to deliver therapeutic, supplemental oxygen to a patient. Oxygen masks cover the nose and mouth. Nasal cannulae fit inside the nostrils. Both masks and cannulae are connected to an oxygen source via small diameter tubing through which oxygen flows.

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

The adaptors and connectors are frequently used in respiratory care and anesthesia to add accessories, modify configurations, and/or customize other related products to meet specific needs. Filters are used to protect patients,

Category/Products
-----------------

Resuscitation: LIFESAVER(R) Reusable and Disposable Resuscitation Bags, Isolation Valves and Kits, LIFESAVER Tubes and Kits

Airway Management: SOFTECH(R) Cuffed and Uncuffed Endotracheal Tubes; CATH-GUIDE(R), Color-Coded and DUAL-CHANNEL Oral Pharyngeal Airways; BITEGARDO(TM) Oral Bite Block; CATH-GUIDE Closed Suction Catheters; VOLDYNE(R) and TRI-FLO(R) Incentive Breathing Exercisers; SHERIDAN(R) Endotracheal Tubes

Electronic Monitoring: Replacement oxygen sensors, Oxygen Monitors and Analyzers, VENTILARM II(R) Low-Pressure Alarms

Durable Equipment: Oxygen Regulators; Cylinder Carts, Trucks and Stands; Portable Oxygen Units

Description
-----------
Caregivers, and medical equipment from cross-contamination with bacteria and viruses.

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


Sales, Marketing and Distribution

     The Company has sales offices in Temecula, Sweden, Germany, France and the United Kingdom. While a majority of the Company's domestic hospital sales are made to distributors, the Company's marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 12 to "Item 8. Financial Statements" for information with respect to international sales. The Company's sales personnel currently call on approximately 2,800 health care providers, 50 hospital distributors and 1,500 alternate site customers. Due to consolidation and cost pressures among the Company's customer base, the Company's target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive. As of December 31, 2000, the Company had a sales backlog of approximately $3.9 million.

     In the current market environment, GPO relationships are an essential part of access to the Company's target markets and the Company has entered into preferred supplier arrangements with 14 national GPOs. The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers. While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product. In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements. Further, these arrangements are terminable at any time, but in practice usually run for two to three years. The Company enjoys longer terms with two of its major GPOs, Novation LLC (which represents the 1998 consolidation of VHA, Inc. and University HealthSystem Consortium) and HCA. The Company's most significant GPO relationships are with AmeriNet Inc., HealthTrust Corporation, Health Services Corporation of America, MHA, and Novation LLC. In 2000, the Company entered into a new, exclusive relationship with Consorta, the merger of the former DOC and SSM Catholic hospital organizations.

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

     The Company markets its products primarily through consultative dialogue with health care providers, targeted print advertising, trade shows, selective promotional arrangements with distributors and the Company's heater lease program. To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge. The revenues from the sale of products used in connection with the operation of the heaters covers the amortization of the heater cost under the leases. The Company has heaters with a net book value of approximately $2.2 million as of December 31, 2000 placed at service provider locations under this program.

     The Company utilizes a network of over 3,000 hospital distributors, as well as additional alternate site distributors, to reach its markets. A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc. Such status gives preference to the shipping of the Company's products versus competing product lines. Owens & Minor Inc. is the Company's largest distributor, accounting for approximately $32.2 million or approximately 20.2% of total fiscal 2000 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin.
As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company offers select large health care providers a reward for purchasing a broader selection of the Company's product lines. The program allows a rebate in the form of merchandise credit for purchasing minimum volumes from a selected group of products. The Company's international distributors outside of the EU, Middle East and Africa place their orders directly with dedicated international customer service representatives. Customer orders are shipped from one of two warehouse locations. Sales strategies and marketing plans are tailored to each market with involvement of the distributor. Region and territory sales managers are responsible for the launch of products into their regions, including related support and training. The Company utilizes a network of approximately 100 international distributors, typically on an exclusive basis within each market.

Manufacturing and Assembly

     The Company operates three manufacturing facilities and three distribution facilities in the United States and assembly facilities in Ensenada, Mexico and Kuala Lumpur, Malaysia. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers.

     The Company's manufacturing facility in Temecula, California houses 77 injection molding machines, 67 of which are automated. During the past five years, 31 out of the 76 machines have been replaced with more efficient models, which has increased capacity. Tubing is produced on 11 extrusion lines: 6 corrugated, 4 oxygen or "spaghetti," and 1 repellitizer/regrinder. The Temecula facility uses 12-14 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene and polypropylene. Sterile prefilled humidification and nebulization products are manufactured using 9 blow/fill/seal machines in the Company's facility in Arlington Heights, Illinois.

     The Company's Argyle, New York facility houses 4 extrusion lines , 4 blow molding machines and 8 assembly lines designed to produce the SHERIDAN(R) brand of endotracheal tubes. This product line was acquired in October, 2000 from Tyco Healthcare Group LP ("Tyco"). The Company leases approximately fifty percent of the Argyle facility from Tyco under a three year lease ending in October, 2003. The Company expects to either renew the lease or relocate the production lines to another Company facility.

     The Company's facility located in Ensenada, Mexico is primarily used for the assembly of certain products molded and/or extruded at the Temecula facility. The facility is a maquiladora, and therefore there are minimal tariffs associated with the transport of products and components across the United States-Mexico border. The Company's facility located in Kuala Lumpur, Malaysia assembles virtually all of the HME and filter products marketed by the Company. The components assembled by the Malaysian operation are generally molded by outside vendors in Malaysia.

     The Company occasionally outsources production of certain products while it establishes its ability to penetrate a target market. Having achieved an acceptable level of penetration, the Company internalizes the manufacturing function in order to increase margins and improve quality control.

     The Company monitors the quality of its products at the Temecula, Arlington Heights, Argyle, Ensenada and Kuala Lumpur facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the FDA and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an "advanced notification" program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula, Argyle, Arlington Heights, Kuala Lumpur and Ensenada. Certain Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada, Kuala Lumpur, Argyle and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula facility is certified as ISO 9001 compliant.

Suppliers and Raw Materials

     The Company's primary raw materials are various resins, which are formed into the Company's products. The top 10 purchased products in 2000 were Tubing Grade PVC, Clear PVC, LDPE-EVA, Polypropylene, Aluminum Cylinder, Pre-Cut Elastic, Non-Tubing Grade PVC, Cannula Blanks, Acrylic Resin and Hose-End Grade PVC. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company does not have long-term supply contracts for any of its purchased raw materials. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

     The Company's research and development department consists of 18 people, including 11 engineers. The Company's research and development efforts are split between developing new products and process improvements to its manufacturing operations. The Company develops new products to expand its product line in anticipation of changes in demand. The Company has invested heavily in the anesthesia product line, as the Company continues to penetrate this market. The Company makes several new product introductions every year. Significant products introduced in the last five years include the line of heat-moisture exchangers, POCKETPEAK peak flow meter, SOFTECH endotracheal tubes, MICRO MIST small volume nebulizer and CONCHA IV heated humidification system. The Company constantly works to reduce costs through continuous process improvements. The Company incurred research and development expenses of approximately $1.0 million, $2.0 million and $2.4 million in fiscal 1998, 1999 and 2000, respectively.

Competition

     The medical supply industry is characterized by intense competition. The Company's primary competitor in the respiratory care sector is Allegiance Healthcare and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. ("SIMS"), and Vital Signs, Inc. Many of the products manufactured by the Company are available from several sources, and many of the Company's customers tend to have relationships with several manufacturers. The Company competes on the basis of brand name, product quality, breadth of product line, service and price.

Patents and Trademarks

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 24 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various other countries. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

Government Regulation and Environmental Matters

     The Company and its customers and suppliers are subject to extensive Federal and state regulation in the United States, as well as regulation by foreign governments, and the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company. Most of the Company's products are subject to government regulation in the United States and other countries. In the United States, the FD&C Act and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company's business. Foreign sales are subject to similar requirements.

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

Employees

     As of August 15, 2001, the Company employed approximately 2,700 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2. Properties.

     The Company owns approximately 30 acres of land in Temecula, California on which its headquarters, one of three principal manufacturing centers and three other buildings totaling approximately 245,000 square feet are located. Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico. The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in 2019. The Company leases an 86,000 square foot manufacturing facility in Arlington Heights, Illinois under a lease that expires in 2005 with an option to extend an additional 5 years. Prefilled sterile solutions and electronics are manufactured in Arlington Heights. The Company leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in May, 2010, and a 25,375 square foot distribution facility in Atlanta, Georgia under a lease that expires in February 2006. The company leases a 99,100 square foot distribution facility in Temecula, California under a lease that expires in September 2005. The Company leases sales and marketing offices in Stockholm, Sweden; Ashby de la Zouch, U.K.; Lyon, France; and Lohmar, Germany under leases that expire in September 30, 2002, April 25, 2006 and April, 2002, respectively. The Company leases a 33,260 square foot facility in Kuala Lumpur, Malaysia, under a lease that expires in July, 2001. This facility primarily assembles finished products for the HME and filter product lines. The Company also leases approximately fifty percent of an 80,218 square foot facility in Argyle, New York under a lease that expires in October, 2003. This facility manufacturers the SHERIDAN(R) line of endotracheal tubes.

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

                                                                                           Fiscal Year
                                                           -------------------------------------------------------------
                                                              1996      1997      1998         1999(a)            2000
                                                            -------   -------   --------       --------       ----------
Operating Data:                                                            (dollars in thousands)
Net sales...............................................    $93,842   $99,509   $100,498       $128,803       $  159,278
Cost of sales...........................................     52,189    54,575     56,802         75,418           84,923
                                                            -------   -------   --------       --------       ----------

Gross profit............................................     41,653    44,934     43,696         53,385           74,355
Operating expenses:
Selling expenses........................................      8,961     9,643     10,350         13,122           18,262
Distribution expenses...................................      3,114     3,170      3,336          4,647           10,109
General and administrative expenses.....................     11,277    11,456     10,284         14,732           27,343
Research and development expenses.......................      1,184     1,072        976          2,031            2,387
Provision for equity participation plan.................      8,249     6,954     63,939             --              ---
Provision for retention payments........................         --        --      4,754(b)          --              ---
                                                            -------   -------   --------       --------       ----------
Operating income (loss).................................      8,868    12,639    (49,943)        18,853           16,254
Other (income) and expenses:
Interest expense........................................      2,177     1,834     11,327         17,263           21,089
Other (income) expense..................................       (463)     (638)       406          1,232            1,159
                                                            -------   -------   --------       --------       ----------
Total other expense.....................................      1,714     1,196     11,733         18,495           22,248
                                                            -------   -------   --------       --------       ----------
Income (loss) before provision for income taxes.........      7,154    11,443    (61,676)           358           (5,994)
Provision for income taxes..............................         73       150      8,405          1,586            3,203
                                                            -------   -------   --------       --------       ----------
Income (loss) before extraordinary item.................      7,081    11,293    (70,081)        (1,228)          (9,197)
Extraordinary item (loss on extinguishment of debt).....         --        --        104(c)          --              ---
                                                            -------   -------   --------       --------       ----------
Net income (loss).......................................   $  7,081   $11,293   $(70,185)      $ (1,228)      $   (9,197)
                                                           ========   =======   ========       ========       ==========

                          continued on following page

                                                                                                 Fiscal Year
                                                                          ------------------------------------------------------
                                                                             1996           1997           1998         1999(a)
                                                                          ----------     ----------     ----------     ---------
Other Financial Data:                                                                    (dollars in thousands)
Net cash provided by (used in) operating activities.....................   $ 16,133       $ 19,269       $(83,024)      $  7,097
Net cash used in investing activities...................................   $(11,354)      $ (3,673)      $ (6,444)      $(75,818)
Net cash provided by (used in) financing activities.....................   $ (3,668)      $(16,398)      $ 89,624       $ 71,529
Adjusted EBITDA(d)......................................................   $ 23,194       $ 25,440       $ 24,851       $ 29,993
Adjusted EBITDA margin(e)...............................................       24.7%          25.6%          24.7%          23.3%
Operating margin before EPP and Retention Payments(f)...................       18.2%          19.7%          18.7%          14.6%
Depreciation and amortization(g)........................................   $  6,133       $  5,847       $  6,101       $  8,315
Capital expenditures....................................................   $  6,395       $  4,659       $  3,111       $ 10,973
Ratio of Adjusted EBITDA to cash interest expense.......................       10.7x          13.9x           2.3x           2.1x
Ratio of total debt to Adjusted EBITDA..................................        1.2x           0.8x           6.4x           7.1x
Ratio of earnings to fixed charges(h)...................................        3.7x           6.0x            --            1.0
Deficiency of earnings to cover fixed charges...........................         --             --       $(61,676)            --
Ratio of earnings to fixed charges and preferred stock dividends(i).....        3.7x           6.0x            --            1.0
Deficiency of earnings to cover fixed charges and preferred stock
 dividends..............................................................         --             --       $(61,676)            --
Balance Sheet Data:
Working capital.........................................................   $ 24,188       $  6,430       $ 29,533       $ 35,971
Working capital as adjusted(j)..........................................     26,768         29,960         32,026         39,727
Total assets............................................................     76,910         77,554        165,321        251,819
Total debt..............................................................     28,146         20,250        159,000        211,694
Shareholders' equity (deficit)..........................................     19,872         22,515        (37,735)       (14,649)


                                                                             2000
                                                                          ----------
Other Financial Data:
Net cash provided by (used in) operating activities.....................   $ 10,502
Net cash used in investing activities...................................   $(26,941)
Net cash provided by (used in) financing activities.....................   $ 17,341
Adjusted EBITDA(d)......................................................   $ 29,172
Adjusted EBITDA margin(e)...............................................       18.3%
Operating margin before EPP and Retention Payments(f)...................       10.2%
Depreciation and amortization(g)........................................   $ 12,918
Capital expenditures....................................................   $ 11,329
Ratio of Adjusted EBITDA to cash interest expense.......................      1.65x
Ratio of total debt to Adjusted EBITDA..................................       7.6x
Ratio of earnings to fixed charges(h)...................................         --
Deficiency of earnings to cover fixed charges...........................   $ (5,994)
Ratio of earnings to fixed charges and preferred stock dividends(i).....         --
Deficiency of earnings to cover fixed charges and preferred stock
 dividends..............................................................   $(13,727)
Balance Sheet Data:
Working capital.........................................................   $ 29,559
Working capital as adjusted(j)..........................................     38,715
Total assets............................................................    275,234
Total debt..............................................................    221,914
Shareholders' equity (deficit)..........................................    (22,775)

-------------------
(a) Includes results of operations for (i) Hudson RCI AB, since it was acquired in July 1999, (ii) Medimex, since certain of its assets were acquired in October 1999 and (iii) Tyco, since certain of its assets were acquired in November 1999.

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

(d) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense, charges related to the Equity Participation Plan, which was terminated upon consummation of the Recapitalization, and recognition of the portion of purchase price allocation related to acquired inventories. The Company has excluded payments under the Equity Participation Plan to present comparable figures for all historical periods presented. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included information concerning Adjusted EBITDA as one measure of an issuer's historical ability to service debt. In addition, certain covenants in the Indenture are based upon a calculation analogous to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Hudson RCI's operating performance. For purposes of compliance with the Indenture, the Company's Consolidated Net Income and EBITDA will not be reduced by retention payments, payments made pursuant to the Equity Participation Plan or by the amount of any contingent payments made by the Company to former participants in the Equity Participation Plan. See Item 13 "Certain Relationships and Related Transactions."

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

     Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the year ended December 31, 2000 reflect increased freight, distribution and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management has implemented a number of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                                     Fiscal Year
                                                                           ------------------------------
                                                                            1998        1999       2000
                                                                           --------   --------   --------
                                                                              (dollars in thousands)
Net sales............................................................      $100,498   $128,803   $159,278
Cost of sales........................................................        56,802     75,418     84,923
                                                                           --------   --------   --------
  Gross profit.......................................................        43,696     53,385     74,355
                                                                           --------   --------   --------
Selling expenses.....................................................        10,350     13,122     18,262
Distribution expenses................................................         3,336      4,647     10,109
General and administrative expenses..................................        10,125     13,269     24,023
Amortization of goodwill.............................................           159      1,463      3,320
Research and development expenses....................................           976      2,031      2,387
Provision for equity participation plan..............................        63,939         --         --
Provision for retention payments.....................................         4,754         --         --
                                                                           --------   --------   --------
Total operating expenses.............................................        93,639     34,532     58,101
                                                                           --------   --------   --------
Operating income (loss)..............................................       (49,943)    18,853     16,254
Add back: Provision for equity participation plan....................        63,939         --         --
Add back: Provision for retention payments...........................         4,754         --         --
                                                                           --------   --------   --------
Operating income before provision for equity participation plan and
 provision for retention payments....................................      $ 18,750   $ 18,853   $ 16,254
                                                                           ========   ========   ========

                                                                                    Fiscal Year
                                                                              ---------------------------
                                                                              1998       1999       2000
                                                                              -----      -----      -----
Net sales...............................................................      100.0%     100.0%     100.0%
Cost of sales...........................................................       56.5       58.5       53.3
                                                                              -----      -----      -----
  Gross profit..........................................................       43.5       41.4       46.7
                                                                              -----      -----      -----
Selling expenses........................................................       10.3       10.2       11.5
Distribution expenses...................................................        3.3        3.6        6.3
General and administrative expenses.....................................       10.2       10.3       15.1
Amortization of goodwill................................................        ---        1.1        2.1
Research and development expenses.......................................        1.0        1.6        1.5
Provision for equity participation plan.................................       63.6         --         --
Provision for retention payments........................................        4.7         --         --
                                                                              -----      -----      -----
Total operating expenses................................................       93.2       26.8       36.5
                                                                              -----      -----      -----
Operating income (loss).................................................      (49.7)      14.6       10.2
Add back: Provision for equity participation plan.......................       63.6         --         --
Add back: Provision for retention payments..............................        4.7         --         --
                                                                              -----      -----      -----
Operating income before provision for equity participation plan and
 provision for retention payments.......................................       18.7%      14.6%     10.2 %

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales, reported net of rebates, were $159.3 million in 2000, an increase of $30.5 million or 23.7% over 1999. Of the $30.5 million increase, $9.2 million related to the Tyco incentive breathing exerciser product line acquisition made in November 1999, and $3.2 million was the result of the acquisition of the Tyco SHERIDAN(R) endotracheal tube product line in October of 2000. In addition, the Louis Gibeck AB (now Hudson RCI AB) acquisition, completed in July 1999, accounted for an additional $5.4 million of sales in 2000. For the base Hudson RCI business, alternate site sales increased $1.5 million or 7.1% as a result of the continued focus on this important and growing marketplace. Domestic hospital sales increased by $9.7 million or 13.0% as the result of new GPO relationships as well as increased purchases from existing GPO relationships. Sales to Europe declined by $2.2 million or 18.0%, driven primarily by backorders and sales losses created during the implementation of a new ERP computer system. Sales to Latin America increased by $0.4 million, while sales to the Pacific rim increased by $2.6 million. OEM sales increased by $0.8 million or 18.6%, the result of new relationships with several customers.

     The Company's gross profit for 2000 was $74.4 million, an increase of $21.0 million or 39.3% from 1999. As a percentage of net sales, the Company's gross profit for 2000 was 46.7% as compared to 41.4% for 1999. This increase was primarily due to increased sales of higher profit margin products such as the acquired Louis Gibeck AB and Tyco incentive breathing exerciser product lines. This was somewhat offset by increased freight costs required to service customer needs during a period of shipping difficulties caused by problems associated with the new system implementation.

     Selling expenses were $18.3 million for 2000, a $5.1 million or 39.2% increase over 1999. This increase was primarily driven by the inclusion of full year results in 2000 of Hudson RCI AB as well as establishment of sales offices in France and the United Kingdom during 2000. As a percentage of net sales, selling expenses were 10.2% and 11.5% in 1999 and 2000, respectively.

     Distribution expenses were $10.1 million in 2000, which represents a $5.5 million or 118% increase over 1999. This increase was caused by implementation of a second shift at all domestic distribution centers, increased overtime and the addition of a new distribution warehouse in Temecula. These increased costs were driven by shipping issues caused by the new system implementation as well as higher volumes of products shipped during 2000 as compared to 1999. Additionally, freight for products shipped between distribution facilities increased significantly in order to meet increased demand as well as to better serve customers affected by shipping problems associated with the new system implementation.

     General and administrative expenses were $24.0 million for 2000, an increase of $10.8 million or 81.0% over 1999. This increase resulted primarily from increased staffing required to maintain acceptable customer service levels and operate the business with the new computer system. Additionally, due to increased aging of receivables resulting from lack of experience and visibility within the new management information system, the company increased its reserves for doubtful accounts. In addition, general & administrative expense increases also resulted from the establishment of sales offices in France and the United Kingdom as well as the full year effect of Hudson RCI AB.

     Amortization of goodwill was $3.3 million in 2000, a $1.9 million or 127% increase over 1999. This increase was driven primarily by the Hudson RCI AB and Tyco incentive breathing exerciser acquisitions in 1999, as well as the Tyco SHERIDAN(R) endotracheal tube product line acquisition in 2000.

     Research and development expenses were $2.4 million in 2000 as compared to $2.0 million in 1999. This increase is solely due to the inclusion of Hudson RCI AB results for a full year in 2000.

     Interest expense was $21.1 million in 2000, a $3.8 million or 22.2% increase over 1999. This increase was primarily due to increased borrowings to fund the Hudson RCI AB, Tyco incentive breathing exerciser and Tyco SHERIDAN(R) acquisitions. In addition, borrowings were higher under the working capital revolver due to increased working capital requirements that resulted from growth in the Company as well as from issues relating to the new computer system implementation.

Year Ended December 31, 1999 Compared to Year Ended December 25, 1998

     Net sales, reported net of accrued rebates, were $128.8 million in 1999, an increase of $28.3 million or 28.2% over 1998. Of the $28.3 million increase, approximately $6.1 million related to the acquisition of Hudson RCI AB, $2.2 million related to the Tyco acquisition and $0.9 million related to the Medimex acquisition. In addition, the full effect in 1999 of the Gibeck, Inc. acquisition in September 1998 resulted in a sales increase of $7.6 million. For the base Hudson RCI business, domestic hospital sales increased by $3.3 million or 5.5%, due to increased demand at the hospital level, primarily the result of increased sales through certain GPOs. Alternate site sales increased by $4.4 million or 26.5% as the Company continued to focus its efforts on this growing market. International sales increased by $1.6 million or 9.1%, as growth in sales continued in Japan and Europe. This growth was partially offset by weakness in South America. Sales to customers in Southeast Asia have stabilized, remaining virtually unchanged over 1998. Canadian sales increased by approximately $0.3 million, due primarily to the efforts of a new distributor in that country. Approximately 30% of the Company's 1999 total net sales were to two distributors.

     The Company's gross profit for 1999 was $53.4 million, an increase of $9.7 million or 22.2% from 1998. As a percentage of net sales, the Company's gross profit was 41.4% for 1999 as compared to 43.5% for 1998. This decline was primarily due to the recognition of inventory revalued as a result of the Hudson RCI AB acquisition, increased shipping costs as a result of sales of acquired Gibeck, Inc. products, and an unfavorable mix variance caused by increased sales of products at lower gross margins. This trend is expected to continue in the future if the preference for passive humidification products over higher margin active humidification products continues. This trend was partially offset by manufacturing cost reductions realized by the Company and higher gross margins of sales at Hudson RCI AB.

     Selling expenses were $13.1 million for 1999, an increase of $2.7 million or 26.8% over 1998. This increase was due primarily to $1.2 million of costs associated with Hudson RCI AB and $1.2 million as a result of the start-up of the German sales operation. In addition, sales and marketing expenses at Hudson RCI increased by approximately $0.3 million. As a percentage of net sales, selling expenses decreased to 10.2% as compared to 10.3% in 1998.

     Distribution expenses were $4.6 million for 1999, an increase of $1.3 million or 39.0% over 1998. As a percentage of sales, distribution expenses increased to 3.6% as compared to 3.3% in 1998. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, the start up of a distribution facility in Atlanta and increased headcount.

     General and administrative expenses for 1999 were $13.3 million, an increase of $3.1 million or 31.1% over 1998. Of this increase, $2.0 million relates to expenses incurred at Hudson RCI AB and $0.2 million as a result of the German operation. In addition, the company increased management bonuses and incurred certain non-recurring consulting expenses. As a percentage of net sales, general and administrative expenses were 11.4% in 1999 as compared to 10.2% in 1998.

     Amortization of goodwill was $1.5 million in 1999, a $1.3 million or 820% increase over 1998. This was solely driven by the Hudson RCI AB and Tyco incentive breathing exerciser acquisitions.

     Research and development expenses were $2.0 million in 1999, an increase of $1.1 million or 108.2% over 1998. This increase was primarily due to the addition of Hudson RCI AB research and development expenses of $0.7 million and increases in the Hudson RCI engineering staff.

     The provision for equity participation plan consists of accrued expenses and payments made to executives under the Equity Participation Plan. The Equity Participation Plan was terminated upon consummation of the Recapitalization and replaced with an executive stock purchase plan. See "Item 11. Executive Compensation--Stock Subscription Plans." No payments under the Equity Participation Plan were made in 1999 that were not provided for in 1998. In 1998, the provision for equity participation plan was $63.9 million, which included approximately $1.3 million in employer taxes relating to the distribution made under the Equity Participation Plan.

     The provision for retention payments, including related employer payroll taxes, was $4.8 million in 1998. These payments were made to substantially every employee in the Company and were intended to ensure the continued employment of all employees after the Recapitalization. No payments were made in 1999 and no future retention payments are anticipated.

     Interest expense was $17.3 million for 1999, an increase of $5.9 million over 1998. The increase was due to higher debt levels during 1999 as a result of the Hudson RCI AB and Tyco acquisitions.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and, historically, investments from its shareholders. Cash provided by (used in) operations before EPP payments and retention bonuses totaled $(57.3) million, $7.1 million and $11.6 million in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 is attributable to decreased working capital, primarily increased trade payables. Subsequent to year end, trade payables have been reduced significantly. The Company had operating working capital, excluding cash and short-term debt, of $39.7 million and $38.7 million as of the end of fiscal 1999 and 2000, respectively. Inventories were $24.0 million and $44.6 million as of the end of fiscal 1999 and 2000, respectively. In 2000, inventories increased to unplanned levels due to problems related to the implementation of the new management information system as well as higher sales levels. The Company has significantly reduced inventory levels in 2001, but over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. As of June 30, 2001, inventory levels were approximately $33.8 million. Accounts receivable, net of allowances, were $30.4 million and $28.3 million at the end of fiscal 1999 and 2000, respectively. The average number of days sales in accounts receivable outstanding was approximately 67 days for 2000, compared to 80 days for 1999 and 86 days for 1998. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase gradually over time as alternate site and international markets become a larger percentage of the Company's overall sales. The Company established a European distribution center (EDC) in the fourth quarter of 2000. While this will have the effect of increasing the Company's investment in inventories, management believes that it will also result in improved service to international customers as well as in lower international accounts receivable than would otherwise be the case because customers will receive products, and consequently pay for them, more quickly.

     Net cash used in investing activities was $6.4 million, $75.8 million and $26.9 million in 1998, 1999 and 2000, respectively. These funds were primarily used to finance the acquisition of the custom anesthesia circuit product line in 1998, Hudson RCI AB and the Tyco incentive breathing exerciser product line in 1999 and the Tyco SHERIDAN(R) endotracheal tube product line in 2000 and for capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases, computer systems purchases and expansion of the Ensenada facility, totaled $3.1 million, $11.0 million and $11.3 million in 1998, 1999 and 2000, respectively. The increase in 1999 and 2000 relates to the acquisition and implementation of a new computer system. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     Net cash provided by financing was $89.6 million in 1998, reflecting net borrowings by the Company. Net cash provided by financing activities was $71.5 million in 1999, reflecting net borrowings and equity issuances by the Company, which was used primarily to finance the Hudson RCI AB and Tyco acquisitions. Net cash provided by financing activities in 2000 of $16.2 million, reflecting net borrowings, was used primarily to finance the Tyco SHERIDAN(R) endotracheal tube product line acquisition.

     As of December 31, 2000, The Company had outstanding $221.9 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $82.5 million under the Company's Credit Facility, $10.3 million in notes payable to affiliates and $14.1 million in outstanding borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility (all of which was funded in connection with the Recapitalization) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. As of January, 2001 the Company had fully utilized the Working Capital Portion of the Revolving Loan Facility. The Term Loan Facility matures on June 30, 2003 and, commencing June 30, 1999, requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                                      Margin
                                                             -------------------------
        Period and Loan Type                                 Base Rate      Eurodollar
        --------------------                                 ---------      ----------

        Through June, 2002
         Term and Working Capital                            3.00%               4.00%
         Acquisition                                         3.25%               4.25%

        July, 2002 through March, 2003
         Term and Working Capital                            3.50%               4.50%
         Acquisition                                         3.75%               4.75%

        Thereafter
         Term and Working Capital                            4.00%               5.00%
         Acquisition                                         4.25%               5.25%

For periods after June, 2002, the margins set forth above are subject to pricing reductions depending on the Company's then existing leverage ratio.

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined),
(ii) 50% of the net cash proceeds of an equity issuance by Holding or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions), (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

     The Credit Facility is guaranteed by Holding and certain of the Company's subsidiaries. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries; provided, that such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. The Company has obtained an amendment to the Credit Facility waiving all non-compliance.

     The Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity. The Subordinated Notes are general unsecured obligations of the Company. The Subordinated Notes contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments,
(iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates and (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company.

     As of December 31, 2000, the Company had $10.3 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli. The notes bear interest at 12.0% per annum and 14.0% per annum, respectively and mature in August 2006.

     The Company, through its wholly-owned Swedish Subsidiary, Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $14.1 million as of December 31, 2000. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 0.75% to 1.75% (4.884% to 5.884% at December 31, 2000), matures in December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     In connection with the Recapitalization, the Company issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding in connection with the Recapitalization. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2000 and 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed approximately $11.6 million in the form of convertible subordinated debt and equity in April and May of 2001 and will contribute an additional $3.5 million in convertible subordinated debt and $3.0 million in mandatorily-redeemable preferred stock of Holding, which Holding will invest in preferred stock of the Company in August of 2001 in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     During the second quarter of fiscal year 2000, Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net income (loss). Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses, management believes they already comply with this pronouncement.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

                                 RISK FACTORS

Substantial Leverage; Shareholders' Deficit

     As of December 31, 2000, the Company had $221.9 million of outstanding indebtedness and a shareholders' deficit of approximately $22.8 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "--Liquidity and Capital Resources." The Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

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

Medical Cost Containment

     In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products such as those sold by the Company, in the United States and abroad. Cost containment measures have resulted in increased customer purchasing power, particularly through the increased presence of GPOs in the marketplace and increased consolidation of distributors. Health care organizations are evaluating ways in which costs can be reduced by decreasing the frequency with which a treatment, device or product is used. Cost containment has also caused a shift in the decision-making function with respect to supply acquisition from the clinician to the administrator, resulting in a greater emphasis being placed on price, as opposed to features and clinical benefits. The Company has encountered significant pricing pressure from customers and believes that it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue and that such efforts may have an adverse effect on the pricing and demand for the Company's products. There can be no assurance that current or future reform initiatives will not have a material adverse effect on the Company's business, financial conditions or results of operations.

     The Company's products are sold principally to a variety of health care providers, including hospitals and alternate site providers, that receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. As a result, while the Company does not receive payments directly from such third party payors, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payer's list of covered services. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products are unable to obtain sufficient reimbursement, a material adverse impact on the Company's business, financial condition or operations may result.

     The Company expects that the trend toward cost containment that has impacted the domestic market will also be experienced in international health care markets, impacting the Company's growth in foreign countries, particularly where health care is socialized.

Industry Consolidation; Customer Concentration

     Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 2000, the Company's ten largest group purchasing arrangements accounted for approximately 34% of the Company's total net sales. Distributors have also consolidated in response to cost containment. For fiscal 2000, approximately 30.8% of the Company's net sales were to two distributors, Owens & Minor Inc. and McKesson, which accounted for 20.2% and 10.6%, respectively, of the Company's net sales. The loss of the Company's relationship with these distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Related to International Sales; Foreign Operations

     Sales made outside the United States represented approximately 19.7% of the Company's 2000 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. The Company has sales operations in Germany, Sweden, the United Kingdom, France and other countries where sales are made in local currency. While the Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and to purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures. The Company's foreign exchange exposure has historically not been significant, and was not considered to be significant in fiscal 2000.

     The Company also maintains a manufacturing and assembly facility in Ensenada, Mexico and an assembly facility in Kuala Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends and civil unrest in those countries. In the event the Company were required to transfer its foreign operations to the United States or were otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

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

Risks Generally Associated with Acquisitions

     An element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company's operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The Credit Facility restricts all acquisitions with the exception of Permitted Acquisitions (as defined therein), and limits, among other things, (i) the sum that may be paid in connection with any single acquisition to $30.0 million, (ii) the total amount outstanding of revolving credit indebtedness that can be incurred for acquisition purposes to $45.0 million, and (iii) the line of business of the acquired entity or assets. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

Patents and Trademarks

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 25 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

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

Energy Costs and Availability

     Over the past year, there has been a shortfall of available electricity in several areas of California. This shortage has resulted in increased energy costs and temporary interruptions in electrical service in several geographic areas of California, including the area in which the Company maintains its headquarters and principal manufacturing center. During the past several months, the cost of obtaining energy for the Company's California facilities has increased and electrical service to those facilities has been temporarily interrupted on several occasions. Furthermore, the Company participates in a program with the utility that provides electricity to its California facilities whereby the Company receives discounted service rates in exchange for its consent to temporary interruptions in electrical service to the California facilities during peak periods of electricity use. There is a likelihood that, with the increased demand for electricity in California during the summer months ahead, the cost of obtaining electricity for the Company's California facilities will continue to increase and interruptions in electrical service could result in decreased productivity at the Company's California facilities. The Company has implemented at its California facilities a generator capable of operating the administrative offices, including all computer systems, which are required to effectively conduct business at all locations in the United States and Mexico.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     Quantitative Disclosures. With the Hudson RCI AB acquisition, the Company has greater foreign currency exposure with respect to its international operations. In the past, the Company's only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, Japan and other countries where sales are made in local currency. The Company plans to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company may also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

     The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of financial condition and Results of Operations--Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $932,000.

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.

                            Expected Maturity Date
                           (as of December 31, 2000)


                           Fiscal        Fiscal     Fiscal     Fiscal      Fiscal       There-                    Fair
                            2001          2002       2003       2004        2005        after        Total        Value
                           ------        ------     ------     ------      ------       ------      -------      -------
                                                            (Dollars in thousands)
Fixed Rate Debt........... $ 2,000      $    --     $    --     $    --     $    --     $123,266     $125,266     $ 79,266
   Average Interest Rate..    14.0%          --          --          --                      9.5%
Variable Rate Debt........ $10,686      $11,444     $13,444     $55,944     $ 5,130     $     --     $ 96,648     $ 96,648
   Average Interest Rate..     8.2%         8.2%        8.2%        8.2%        8.2%         8.2%

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

Item 8. Financial Statements.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                              PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following individuals are the executive officers and directors of Holding and Hudson RCI as of August 15, 2001:

Name                             Age                   Position
----------------------------     ---    --------------------------------------------------
Richard W. Johansen.............  49    President, Chief Executive Officer and Director
Lougene Williams................  56    Senior Vice President
Patrick G. Yount................  41    Chief Financial Officer
Jay R. Ogram....................  46    Chief Information Officer
Brian W. Morgan.................  61    Vice President, Human Resources
Ola G. Magnusson................  52    Senior Vice President
Jeffery D. Brown................  43    Vice president, Marketing and Sales
Helen Hudson Lovaas.............  62    Director
Jon D. Ralph....................  37    Director
Charles P. Rullman..............  52    Director
Ronald P. Spogli................  53    Director
Sten Gibeck.....................  57    Director

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

     Patrick G. Yount became the Company's Chief Financial Officer in March, 2001. Prior to joining the company, he held the positions of Chief Financial Officer and Chief Operating Officer of Good Source Solutions - a nationwide distributor of specialty food items. Prior to joining Good Source Solutions in 1998, he held positions as a senior member of the Merchant Banking Group for Banque Paribas where we was employed in their San Francisco office from 1995 to 1998.

     Jay R. Ogram is the Company's Chief Information Officer, having been appointed to this position in March, 2001. Mr. Ogram served as the Company's Chief Financial Officer from 1996 to 2001. From 1984 until his assumption of Chief Financial Officer responsibilities, Mr. Ogram held prior positions as Accounting Manager and Vice President and Controller of the Company. Prior to joining the Company, he had held executive positions in financial management with a major health care company.

     Brian W. Morgan is Vice President, Human Resources, having held this position since 1989, and assumed the same position with Holding after consummation of the Recapitalization. Mr. Morgan held similar positions in human resources at Respiratory Care Inc. since 1978.

     Jeffery D. Brown, Vice President of Marketing and Sales, assumed this position in January, 2000. From 1997 to 2000 Mr. Brown served as the Company's Director of Sales, from 1993 to 1997 as National Sales Manager and from 1991 to 1993 as Regional Sales Manager. Mr. Brown has also held positions of National Account Manager from 1982 to 1991 and Territorial Sales Manager from 1980 to 1982.

     Ola G. Magnusson is a Senior Vice President and serves as President of Hudson RCI AB in Sweden. Mr. Magnusson joined the company in 1999 in connection with the acquisition of Louis Gibeck AB where he was the President and Chief Executive Officer since 1996. Prior to joining Louis Gibeck AB, Mr. Magnusson held several different positions, primarily in marketing with Pharmacia, a Swedish pharmaceutical company.

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

     Jon D. Ralph became a director of Hudson RCI and of Holding in connection with the Recapitalization. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in January 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of Century Maintenance Supply, Inc. and The Pantry, Inc.

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

     Ronald P. Spogli became a director of Hudson RCI and of Holding in connection with the Recapitalization. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc. and Gaylan's Trading Co. Inc.

     Sten Gibeck became a director of Hudson RCI and of Holding in connection with the July 1999 acquisition of Hudson RCI AB. Mr. Gibeck has been employed by Hudson RCI AB since 1965, and since 1997 has served as its Vice President of Research and Development. From 1971 through 1996, Mr. Gibeck served as the President of Hudson RCI AB.

     Directors of Hudson RCI and of Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11. Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers"). As of December 31, 2000, the Company had one other executive officer whose salary and bonus for fiscal year ended December 31, 2000 was less than the salary and bonus of the Named Executive Officers.


                          Summary Compensation Table

                                                                  Annual Compensation
                                                       ---------------------------------------------
                                                                                      Other Annual    All Other
                                             Fiscal       Salary         Bonus        Compensation   Compensation
                                              Year                                          (1)           (2)
                                           -----------------------------------------------------------------------
Richard W. Johansen.......................    2000        $ 290,438     $      --      $         --     $ 10,500
President and Chief Executive Officer         1999          294,945       143,039           177,334        9,600
                                              1998          265,500        53,100        14,853,967        9,600

Lougene Williams..........................    2000        $ 186,592     $      --      $         --     $ 10,500
Senior Vice President                         1999          190,862        64,798            73,020        9,600
                                              1998          182,000        25,480         6,116,222        9,000

Jay R. Ogram..............................    2000        $ 153,674     $      --      $         --     $  9,220
Chief Information Officer (3)                 1999          148,314        43,159                --        8,889
                                              1998          142,000        17,040         6,116,222        8,520

Brian W. Morgan...........................    2000        $ 130,288      $     --      $         --     $  7,817
Vice President, Human Resources               1999          132,433        38,538            52,157        7,946
                                              1998          127,320        15,268         4,527,873        7,634

Jeffrey D. Brown..........................    2000        $ 126,023      $     --      $         --      $ 7,561
Vice President, Marketing & Sales (4)

-----------------------------
(1) Reflects amounts earned by the Named Executive Officers during 1997 and 1998 and paid in 1998 and 1999 under the Equity Participation Plan. During 1999, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.
(2) Represents payments by the Company under its defined contribution plan.
(3) Prior to 2001, Jay R. Ogram was the Company's Chief Financial Officer.
(4) Prior to 2000, the Named Executive Officer was not an officer of the Company.

Executive Employment Agreements

     On April 7, 1998, the Company entered into employment agreements with each of the Named Executive Officers, except Jeffery D. Brown. Each Named Executive Officer receives a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company's existing incentive programs. Pursuant to the employment agreements, in the event that employment is terminated by the Company other than for cause (as such term is defined in the employment agreements), or if the Named Executive Officer resigns pursuant to a "qualifying resignation" (as such term is defined in the employment agreements), the Company will be required to pay such Named Executive Officer's base salary for a period of between 12 and 24 months. The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any prohibited activity (as such term is defined in the employment agreement) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company's contractual relationships or soliciting the Company's employees for 12 months following the Named Executive Officer's termination.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Management Bonus Plans

     The Company offers two management bonus plans for its executives, one for senior management and one for executive management. The plan for senior management is based on a combination of the financial goals of the Company and goals set for individual employees. The plan has minimum goals of 70% attainment for operating income and 75% attainment of the individual plan. The payout is weighted such that 70% on attainment of Company financial performance and 30% attainment of individual performance goals. The plan for executive management is based on the financial goals of the Company. The payout to an individual is based on his or her bonus level and the percentage attainment of the operating income goal for the Company. In order to participate, 70% of operating income must be achieved.

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

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the executive officers. During fiscal 2000, Mr. Rullman determined the compensation of the Company's Chief Executive Officer and Mr. Rullman and Mr. Johansen participated in deliberations regarding the compensation of the Company's other executive officers.

Stock Subscription Plans

     In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the Recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party. No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of August 15, 2001, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.

                                                                   Shares of                       Shares of
                                                                    Common            Percent      Preferred            Percent
             Name of Beneficial Owner                                Stock            of Class       Stock              of Class
---------------------------------------------------------------    ---------          --------     --------             --------
  River Holding Corp.(1).......................................    8,887,148          85.6%         397,694              100%
  Jon D. Ralph(1)
  Charles P. Rullman(1)
  Ronald P. Spogli(1)
  Helen Hudson Lovaas(2).......................................    1,500,000          14.4%              --               --
  Sten Gibeck(3)...............................................           --            --               --               --
  Richard W. Johansen(3).......................................           --            --               --               --
  Lougene Williams(3)..........................................           --            --               --               --
  Jay R. Ogram(3)..............................................           --            --               --               --
  Brian W. Morgan(3)...........................................           --            --               --               --
  All Named Executive Officers and directors of the
   Company as a group (9 individuals)..........................   10,387,148         100.0%         397,694            100.0%

---------------------------
(1) As beneficial owner of 88.0% of the common stock of Holding, Freeman Spogli will have the power to vote and dispose of the shares held by Holding. 1,441,251 shares, 58,749 shares and 6,364,648 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. Holding has pledged all shares of the Company's capital stock held by it to secure its guarantee of the Company's obligations under the New Credit Facility.

(2) Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 ("Trust No. 1") and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 ("Trust No. 2"). As sole trustee of Trust No. 1, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by Trust No. 1. As co-trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2. The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.

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

Note to Freeman Spogli

      In July 1999 in connection with the Hudson RCI AB acquisition, the Company borrowed $22.0 million pursuant to an unsecured promissory note payable to Freeman Spogli. The note bears interest at 12.0% per annum, matures in August 2006, and requires semiannual interest payments, which can be deferred to maturity date at the option of the Company. In fiscal 1999, approximately $14.5 million in principal was paid on the note. In fiscal 2000, an additional $2.0 million was borrowed, which is due on demand. As of December 31, 2000, $10.3 million remained outstanding on the note.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report:


                                                                                                Page
          (1)  Financial Statements
               Financial Statements are filed as part of this Form 10-K....................     F-1

          (2)  Financial Statement Schedules
               Report of Independent Public Accountants....................................    II-1
               Schedule II -- Valuation and Qualifying Accounts............................    II-2

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

               2.2(1)    Agreement dated May 7, 1999 between Euroventures Nordica
                         I B.V., Hudson RCI and Holding.

               2.3(1)    Agreement dated May 7, 1999 between Forsakrings AB Skandia and Livforsakrings AB Skandia, Hudson RCI and Holding.

               2.4(1)    Agreement dated May 7, 1999 between Maud Gibeck, Hudson RCI and Holding.

               2.5(1)    Stock Subscription Agreement dated August 4, 1999 between
                         Sten Gibeck, Holding, FSEP III, FSEP International and FSEP IV.

               2.6(2)    Asset Purchase Agreement dated September 18, 2000 between
                         Hudson RCI and Tyco Healthcare Group L.P.

               2.7(3)    Amendment to Asset Purchase Agreement dated September 27, 2000 between Hudson RCI and Tyco Healthcare Group L.P.

               2.8(4)    Amendment No. 2 to Asset Purchase Agreement dated October 28,
                         2000 between Hudson RCI and Tyco healthcare Group L.P.

               3.1(5)    Amended and Restated Articles of Incorporation of Hudson RCI,
                         as amended to date.

               3.2(5)    Bylaws of Hudson RCI.

               4.1(5)    Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 9-1/8% Senior Subordinated Notes due 2008
                         (including form of 9-1/8% Senior Note due 2008).

               4.2(5)    Exchange Indenture dated as of April 7, 1998 among Hudson RCI,
                         Holding and United States Trust Company of New York, as Trustee,
                         with respect to the 11-1/2% Subordinated Exchange Debentures due
                         2010 (including form of 11-1.2% Senior Subordinated Exchange
                         Debenture due 2010).

               10.1(5)   Credit Agreement dated as of April 7, 1998 among Hudson RCI,
                         Holding, the lenders party thereto, Salomon Brothers Inc. as arranger, advisor and syndication agent, and Bankers Trust
                         Company ("Bankers Trust") as administrative agent and collateral agent.

               10.2(5)   Security Agreement dated as of April 7, 1998 between Hudson RCI and Bankers Trust.

               10.3(5)   Pledge Agreement dated as of April 7, 1998 between Holding and
                         Bankers Trust.

               10.4(5)   Deed of Trust, Security Agreement, Fixture Filing and Assignment
                         of Leases and Rents dated April 7, 1998 between Hudson RCI and
                         Chicago Title Insurance Company fbo Bankers Trust.

               10.5(5)   Holding Guarantee Agreement dated as of April 7, 1998 between
                         Holding and Bankers Trust.

               10.6(5)   Indemnity, Subrogation and Contribution Agreement dated as of
                         April 7, 1998 among Hudson RCI, Holding and Bankers Trust.


               10.7(5)   Shareholders Agreement dated April 7, 1998 among Holding, The
                         Helen Hudson Lovaas Separate Property Trust U/D/T dated July 17,
                         1997 (the "Hudson Trust"), FS Equity Partners III, L.P. ("FSEP
                         III"), FS Equity Partners International, L.P. ("FSEP
                         International"), FS Equity Partners IV, L.P. ("FSEP IV"), and
                         Hudson RCI.

               10.8(5)   Stock Subscription Agreement dated April 7, 1998 between Holding and River Acquisition Corp.

               10.9(5)   Employment Agreement dated April 7, 1998 between Hudson RCI and
                         Richard W. Johansen.

               10.10(5)  Employment Agreement dated April 7, 1998 between Hudson RCI and
                         Jay R. Ogram.

               10.11(5)  Employment Agreement dated April 7, 1998  between Hudson RCI and
                         Lougene Williams.

               10.12(5)  Employment Agreement dated April 7, 1998 between Hudson RCI and
                         Brian W. Morgan.

               10.13(6)  Form of Amendment No. 1 to Credit Agreement dated as of July 30,
                         1998 among Hudson RCI, Holding, the lenders party thereto,
                         Salomon Brothers Inc. and Bankers Trust.

               10.14(7)  Amendment No. 1 to Shareholders Agreement dated April 8, 1998 among Holding, the Hudson Trust, FSEP III, FSEP IV and Hudson RCI.

               10.15(7)  Form of Amendment No. 2 to Credit Agreement dated as of March 12,
                         1999 among Hudson RCI, Holding, the lenders party thereto, Salomon
                         Brothers Inc. and Bankers Trust.

               10.16(8)  Amendment No. 3 to Credit Agreement dated as of June 17, 1999 among
                         Hudson RCI, Holding, the lenders party thereto, Salomon Brothers
                         Inc. and Bankers Trust.

               10.17     Amendment No. 4 to the Credit Agreement dated as of August 11, 2000 among Hudson RCI, Holding, the lenders party thereto, Salomon
                         Brothers Inc. and Bankers Trust.

               10.18     Consent and Waiver No. 2 to Credit Agreement dated as of September
                         1, 2000 among Hudson RCI, Holding, the lenders party thereto,
                         Salomon Brothers Inc. and Bankers Trust.

               12.1      Statement re Computation of Earnings to Fixed Charges Ratio.

               21.1 (8)  Subsidiaries of Hudson RCI.

               24.1      Power of Attorney (included on the signature pages hereof).

               --------------------
               (1) Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).

               (2) Incorporated by reference to the exhibit designated by number 2.1 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).

               (3) Incorporated by reference to the exhibit designated by number 2.2 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).

               (4) Incorporated by reference to the exhibit designated by number 2.3 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File
                    No.: 333-56097).

               (5) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).

               (6) Incorporated by reference to the exhibit designated by the same number in Amendment No. 1 to Form S-4 filed by the Company on August 3, 1998 (File No. 333-56097).

               (7) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 25, 1998 (File No. 333-56097).

               (8) Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 1999 (File No.: 333-56097).

     (b)  Current Reports on Form 8-K.

          None.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS                                                                                              PAGE
---------------------------------                                                                                              ----

Report of Independent Public Accountants......................................................................................    2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000.....................................................    3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 25, 1998, December 31, 1999
     and December 31, 2000....................................................................................................    4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 25, 1998, December 31, 1999 and
     December 31, 2000........................................................................................................    5
Consolidated Statements of Cash Flows for the years ended December 25, 1998, December 31, 1999 and December 31, 2000..........    6

Notes to Consolidated Financial Statements....................................................................................    8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Hudson Respiratory Care Inc.:

     We have audited the accompanying consolidated balance sheets of HUDSON RESPIRATORY CARE INC., (a California Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 25, 1998, December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended December 25, 1998, December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.




/s/ ARTHUR ANDERSEN LLP
Orange County, California
July 30, 2001

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                  ASSETS

                                                                                      December 31,  December 31,
                                                                                         1999          2000
                                                                                      -----------   ------------
CURRENT ASSETS:
 Cash............................................................................     $   2,917      $   3,530
 Accounts receivable, less allowance for doubtful accounts of $973 and $3,500 at
  December 31, 1999 and  2000, respectively......................................        30,425         28,307
 Inventories.....................................................................        24,043         44,610
 Other current assets............................................................         4,612          1,832
                                                                                      ---------      ---------
   Total current assets..........................................................        61,997         78,279
                                                                                      ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, net...............................................        42,476         49,425
                                                                                      ---------      ---------
OTHER ASSETS:
 Intangible assets, net..........................................................        66,970         67,573
 Deferred financing costs, net of accumulated amortization of $2,528 and $4,306
  at December 31, 1999 and December 31, 2000, respectively.......................        11,134          9,587
 Deferred tax asset..............................................................        68,943         69,105
 Other assets....................................................................           299          1,265
                                                                                      ---------      ---------
   Total other assets............................................................       147,346        147,530
                                                                                      ---------      ---------
     Total assets................................................................     $ 251,819      $ 275,234
                                                                                      =========      =========

                            LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                         STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Notes payable to banks..........................................................     $   6,673      $  10,686
 Accounts payable................................................................         6,168         20,320
 Accrued liabilities.............................................................        11,700         12,707
 Notes payable to affiliates.....................................................             -          2,000
 Other current liabilities.......................................................         1,485          3,007
                                                                                      ---------      ---------
   Total current liabilities.....................................................        26,026         48,720

NOTE PAYABLE TO AFFILIATE, net of current portion................................         7,508          8,266

NOTES PAYABLE TO BANKS, net of current portion...................................        82,513         85,962

SENIOR SUBORDINATED NOTES PAYABLE................................................       115,000        115,000
                                                                                      ---------      ---------
   Total liabilities.............................................................       231,047        257,948
                                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 7)
MANDATORILY-REDEEMABLE PREFERRED STOCK,
 $.01 par value: 1,800 shares authorized; 356 and 398 shares issued and outstanding at December 31, 1999 and 2000, respectively; liquidation
  preference--$35,558 and $39,783 respectively (Note 4)..........................        34,558         39,043
 Accrued preferred stock dividends, payable in kind..............................           863          1,018
                                                                                      ---------      ---------
                                                                                         35,421         40,061
                                                                                      ---------      ---------
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, no par value: 15,000 shares authorized; 10,044 and 10,387 shares
  issued and outstanding at December 31, 1999 and 2000, respectively.............        92,158         98,158
 Cumulative translation adjustment...............................................          (862)        (1,151)
 Accumulated deficit.............................................................      (105,945)      (119,782)
                                                                                      ---------      ---------
   Total stockholders' equity (deficit)..........................................       (14,649)       (22,775)
                                                                                      ---------      ---------
     Total liabilities, mandatorily-redeemable preferred stock and stockholders'
      equity (deficit)...........................................................     $ 251,819      $ 275,234
                                                                                      =========      =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                (In thousands)



                                                                                       For the Years Ended
                                                                            ----------------------------------------
                                                                            December 25,  December 31,  December 31,
                                                                               1998           1999          2000
                                                                            ------------  ------------  ------------
NET SALES...............................................................      $100,498      $128,803      $159,278
COST OF SALES...........................................................        56,802        75,418        84,923
                                                                              --------      --------      --------
  Gross profit..........................................................        43,696        53,385        74,355
                                                                              --------      --------      --------
OPERATING EXPENSES:
 Selling................................................................        10,350        13,122        18,262
 Distribution...........................................................         3,336         4,647        10,109
 General and administrative.............................................        10,125        13,269        24,023
 Amortization of goodwill...............................................           159         1,463         3,320
 Research and development...............................................           976         2,031         2,387
                                                                              --------      --------      --------
  Total operating expenses..............................................        24,946        34,532        58,101
                                                                              --------      --------      --------

PROVISION FOR EQUITY PARTICIPATION PLAN AND RETENTION
 PAYMENTS...............................................................       (68,693)            -             -
  (Loss) Income from operations.........................................       (49,943)       18,853        16,254
OTHER EXPENSES:
 Interest expense.......................................................       (11,327)      (17,263)      (21,089)
 Other, net.............................................................          (406)       (1,232)       (1,159)
                                                                              --------      --------      --------
                                                                               (11,733)      (18,495)      (22,248)
                                                                              --------      --------      --------

(Loss) income before provision for income taxes and extraordinary item..       (61,676)          358        (5,994)

PROVISION FOR INCOME TAXES..............................................         8,405         1,586         3,203
                                                                              --------      --------      --------
Loss before extraordinary item..........................................       (70,081)       (1,228)       (9,197)

EXTRAORDINARY ITEM-loss on extinguishment of debt.......................           104             -             -
                                                                              --------      --------      --------
Net loss................................................................       (70,185)       (1,228)       (9,197)

OTHER COMPREHENSIVE LOSS:

 Foreign currency translation loss......................................          (119)         (398)         (289)
                                                                              --------      --------      --------
Comprehensive loss......................................................      $(70,304)     $ (1,626)     $ (9,486)
                                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                (In thousands)

                                                                                                           Retained
                                                                     Common Stock         Cumulative       Earnings
                                                                 --------------------     Translation    (Accumulated
                                                                 Shares       Amount       Adjustment      Deficit)         Total
                                                                 -------     ---------    -----------    ------------    -----------
BALANCE, December 25, 1997.....................................   14,469     $   3,789     $     (345)    $   19,071     $   22,515
  Stockholder redemption.......................................  (12,969)       (3,379)             -       (124,244)      (127,623)
  Foreign currency translation loss............................        -             -           (119)             -           (119)
     Recapitalization investment...............................    6,300        63,000              -              -         63,000
  Issuance of common stock.....................................       13           125              -              -            125
     Pay-in-kind preferred stock dividends.....................        -             -              -         (2,512)        (2,512)
  Effect of Section 338(h)(10) election on deferred taxes......        -             -              -         77,064         77,064
  Net loss.....................................................        -             -              -        (70,185)       (70,185)
                                                                 -------     ---------     ----------     ----------     ----------
BALANCE, December 25, 1998.....................................    7,813        63,535           (464)      (100,806)       (37,735)
  Issuance of common stock to parent for cash and
    contribution of Hudson RCI AB Stock (see Note 2)...........    2,231        28,623              -              -         28,623
  Foreign currency translation loss............................        -             -           (398)             -           (398)
  Pay-in-kind preferred stock dividends........................        -             -              -         (3,911)        (3,911)
  Net loss.....................................................        -             -              -         (1,228)        (1,228)
                                                                 -------     ---------     ----------     ----------     ----------
BALANCE, December 31, 1999.....................................   10,044        92,158           (862)      (105,945)       (14,649)
  Issuance of common stock to parent for cash..................      343         6,000              -              -          6,000
  Foreign currency translation loss............................        -             -           (289)             -           (289)
  Pay-in-kind preferred stock dividends........................        -             -              -         (4,640)        (4,640)
  Net loss.....................................................        -             -              -         (9,197)        (9,197)
                                                                 -------     ---------     ----------     ----------     ----------
BALANCE, December 31, 2000.....................................   10,387     $  98,158     $   (1,151)    $ (119,782)    $  (22,775)
                                                                 =======     =========     ==========     ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                       For the Years Ended
                                                                             ----------------------------------------
                                                                             December 25,  December 31,  December 31,
                                                                                1998          1999          2000
                                                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................   $ (70,185)     $ (1,228)     $ (9,197)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
    Depreciation and amortization.........................................       6,101         8,315        11,719
    Amortization/write-off of deferred financing costs and other..........       1,119         1,374           991
    Loss (gain) on disposal of equipment..................................          14            (5)            9
    Change in deferred tax asset..........................................       6,735         1,385          (161)
  Changes in operating assets and liabilities:
    Accounts receivable...................................................      (4,547)       (2,701)        2,118
    Inventories...........................................................      (1,411)       (2,865)      (12,351)
    Other current assets..................................................         437        (1,194)        2,780
    Other assets..........................................................         247            13          (966)
    Accounts payable......................................................       2,482          (741)       14,152
    Accrued liabilities...................................................       1,687         4,277         1,008
    Management bonus accrual..............................................     (20,000)            -             -
    Other current liabilities.............................................           -         1,426         1,522
    Other non-current liabilities.........................................           -          (959)            -
    Accrued equity participation plan (EPP)...............................      83,939             -             -
    Payment of EPP liabilities and retention bonuses......................     (89,642)            -             -
                                                                             ---------      --------      --------
      Net cash (used in) provided by operating activities.................     (83,024)        7,097        11,624
                                                                             ---------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...............................      (3,111)      (10,973)      (11,329)
 Proceeds from sale of property, plant and equipment......................          18            23             4
 (Advances) collections on notes receivable and other.....................           -          (200)        2,384
 Acquisition of certain assets of Gibeck, Inc.............................      (3,351)            -             -
 Acquisition of certain assets of Medimex.................................           -        (2,168)            -
 Acquisition of certain assets of Tyco....................................           -       (23,750)      (18,000)
 Acquisition of Louis Gibeck AB stock, net of cash acquired of $8,208.....           -       (38,750)            -
                                                                             ---------      --------      --------
      Net cash used in investing activities...............................      (6,444)      (75,818)      (26,941)
                                                                             ---------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.......................................     (43,250)      (17,355)            -
 Proceeds from bank borrowings............................................      67,000        59,376         7,461
 Additions to deferred financing costs....................................     (12,918)            -             -
 Redemption of stockholder interest.......................................    (127,623)            -             -
 Proceeds from senior subordinated notes payable..........................     115,000             -             -
 Proceeds from note payable to affiliate..................................           -        22,000         2,758
 Repayment of note payable to affiliate...................................           -       (14,492)            -
 Net proceeds from sale of common and mandatorily-redeemable
  preferred stock, net of transaction costs...............................      91,415        22,000         6,000
                                                                             ---------      --------      --------
      Net cash provided by financing activities...........................      89,624        71,529        16,219
                                                                             ---------      --------      --------
Effect of exchange rate changes on cash...................................        (119)         (398)         (289)
NET INCREASE IN CASH......................................................          37         2,410           613
CASH, beginning of year...................................................         470           507         2,917
                                                                             ---------      --------      --------
CASH, end of year.........................................................   $     507      $  2,917      $  3,530
                                                                             =========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                          For the Years Ended
                                                       -------------------------------------------------------
                                                         December 25,        December 31,        December 31,
                                                             1999               1999                2000
                                                       ---------------     ---------------     ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for--
    Interest........................................      $   8,742           $  15,333             $  17,726
                                                          =========           =========             =========
    Income taxes....................................      $   1,699           $      27             $     898
                                                          =========           =========             =========

DETAILS OF ACQUISITIONS (Note 2):
  Acquisition price.................................      $   3,351           $  79,499             $  18,000
  Less:
    Common stock issued for acquisition.............              -              (6,623)                    -
    Cash acquired...................................              -              (8,208)                    -
                                                          ---------           ---------             ---------
     Net cash paid for acquisitions.................      $   3,351           $  64,668             $  18,000
                                                          =========           =========             =========

NON-CASH OPERATING ACTIVITIES:

  Net income includes approximately $2,825,000 and $1,199,000 of non-cash expense related to the recognition of the portion of the purchase price allocation related to acquired inventories in 1999 and 2000, respectively.

NON-CASH FINANCING ACTIVITIES:

  The Company satisfies its preferred dividend requirements by the issuance of additional shares of preferred stock. Such accrued dividend requirements totaled $9,765,000 from the date of issuance of the preferred stock through December 31, 2000; preferred stock with an approximate face value of $1,801,000 was issued in 1998, $3,757,000 was issued in 1999, $4,207,000 was issued in 2000.

  The Company issued common stock to its parent in partial consideration for the contribution of Hudson RCI AB stock (see Note 2).

       The accompanying notes are an integral part of these consolidated financial statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1.   Company Background

     Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company is a wholly-owned subsidiary of River Holding Corp., a Delaware corporation ("River"). River has no operations of its own, except the Company. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's respiratory product operations are conducted from its primary facility in Temecula, California, facilities in Arlington Heights and Elk Grove, Illinois, and a facility in Ensenada, Mexico. The Company's anesthesia product operations are conducted from facilities located principally in Sweden and Malaysia, which were acquired in July 1999 (see Note
2).

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

     The Company has terminated the Equity Participation Plan and has adopted an executive stock purchase plan. Additionally, Hudson's sole shareholder prior to the Recapitalization, who owned the remaining 21.0% of Industrias Hudson ("Industrias"), a subsidiary of the Company, transferred this interest to the Company in consideration of one dollar. Because of the commonality of ownership, the 21.0% minority interest has been included in the financial statements for all periods presented.

     The Company effected a 245:1 stock split concurrent with the Recapitalization. The stock split has been reflected in the stock amounts shown herein for all periods presented.

     The Recapitalization resulted in no change to the carrying amounts of the Company's existing assets and liabilities. The Company recorded a deferred tax asset due to the conversion from S to C corporation status and a tax election to revalue the basis of assets and liabilities for tax purposes.

2.   Acquisitions

Gibeck, Inc.

     During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck"), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

                 Goodwill..........................  $1,817
                 Inventory.........................     871
                 Machinery and equipment...........     663
                                                     ------
                                                     $3,351
                                                     ======

Hudson RCI AB

     On July 22, 1999, the Company acquired substantially all of the outstanding capital stock of Hudson RCI AB (formerly Louis Gibeck AB or "LGAB") and subsidiaries, a Swedish company engaged primarily in the business of manufacturing, marketing and selling respiratory and anesthesia equipment. The purchase price was approximately $53.6 million, which included cash consideration of approximately $45.5 million (including approximately $8.2 million of cash acquired), a non-cash contribution of shares of common stock of River of $6.6 million and transaction expenses of approximately $1.5 million.

     The acquisition was funded with (i) a $22.0 million common stock sale to the Company's existing majority shareholder, (ii) a $22.0 million, 12.0% per annum unsecured note payable to an affiliate of the Company's existing majority shareholder due August 1, 2006 and (iii) a $5.9 million unsecured bank loan bearing interest at the bank's reference rate plus 1/4% per annum due July 30, 2006.

     The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):

             Cash......................................  $ 8,208
             Accounts receivable.......................    1,823
             Inventories...............................    5,161
             Fixed assets..............................    1,206
             Other assets..............................    2,939
             Current liabilities.......................   (4,856)
             Non-current liabilities...................   (4,123)
             Goodwill..................................   43,223
                                                         -------
                                                         $53,581
                                                         =======

     Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1998 and 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):

                                                         Year Ended
                                                  --------------------------
                                                  December 25,  December 31,
                                                     1998          1999
                                                  ------------  ------------
     Net sales.................................    $122,819      $139,494
     Net loss before extraordinary item........     (66,344)       (1,949)
     Net loss..................................     (66,448)       (1,949)

Goodwill related to the Hudson RCI AB acquisition is being amortized over a period of 20 years.

Acquisition of Product Lines


     On November 8, 1999, the Company acquired certain assets of Tyco Healthcare Group LP ("Tyco"), including Tyco's incentive breathing exerciser and pulmonary function monitor product lines, for a cash purchase price of approximately $23.8 million.

     On October 28, 2000, the Company acquired certain assets of Tyco, including Tyco's Sheridan(R) endotracheal tube for a cash purchase price of approximately $18.0 million.

3.   Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Hudson and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):

                                                       1999      2000
                                                       ----      ----
      Raw materials...............................   $ 5,901   $ 8,134
      Work-in-process.............................     5,682     6,591
      Finished goods..............................    12,460    29,885
                                                     -------   -------
                                                     $24,043   $44,610
                                                     =======   =======

     Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured.

Foreign Currency Translation

     The Company uses the local currency as the functional currency of its operating subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period.

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

Revenue Recognition

     The Company recognizes revenue when product is shipped. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company's policy is to provide a reserve for estimated uncollectable trade accounts receivable. During 2000, the Company provided approximately $3.5 million for such accounts.

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

Fiscal Year-End

     The Company reported its operations on a 52-53 week fiscal year ending on the Friday closest to December 31 for the fiscal years ended December 25, 1998 and December 31, 1999. Beginning in 2000, the Company adopted calendar year reporting, with the year ending on December 31, 2000.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     During the second quarter of fiscal year 2000, Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses, management believes the Company is in compliance with this pronouncement.

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the Company is in compliance with this pronouncement.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

Reclassifications

     Certain reclassifications have been made in the 1998 and 1999 statements to conform to the 2000 presentation.

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

     The Company issued PIK preferred stock with a liquidation preference of approximately $3,757,000 and $4,207,000 to satisfy the dividend requirements in 1999 and 2000, respectively. As of December 31, 1999 and December 31, 2000 the Company accrued for PIK preferred stock dividends in the amount of $863,000 and $1,018,000, respectively.

5.   Long-Term Debt Obligations

Summary of Amounts Outstanding

     The Company's long-term debt obligations as of December 31, 1999 and December 31, 2000 consist of the following (amounts in thousands):

                                                               1999         2000
                                                             --------     --------
      Borrowings under revolving credit facility..........   $ 36,600     $ 53,000
      Term loan payable to domestic banks.................     35,000       29,500
      Term and revolving loan payable to Swedish bank.....     17,586       14,148
      Senior subordinated notes...........................    115,000      115,000
      Note payable to affiliate...........................      7,508       10,266
                                                             --------     --------
                                                              211,694      221,914
      Less--current portion...............................     (6,673)     (12,686)
                                                             --------     --------
      Long-term debt......................................   $205,021     $209,228
                                                             ========     ========

Credit Facility


     In connection with the Recapitalization, the Company entered into a new credit agreement (the Credit Facility) with a bank group, which provides for borrowings of up to $100.0 million. This agreement consists of two separate facilities as follows:

      1.) Revolving credit--maximum borrowings of $60.0 million with a letter of credit sub-limit of $7.5 million. This facility must be prepaid upon payment in full of the Term Loan facility.
      2.) Term loan--maximum borrowings of $40.0 million with quarterly installments to be made through maturity.

     Interest on the Credit Facility is based, at the option of the Company, upon either a eurodollar rate (as defined) plus 2.25%, or a base rate (as defined) plus 1.25% per annum. A commitment fee of 0.50% per annum is charged on the unused portion of the Credit Facility.

     The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:

                                                  1999          2000
                                                  ----          ----
        Revolving credit facility rate.......  8.5625% to       9.563%
                                                  10.0%
        Term loan facility rate..............     8.75%         9.250%

     Total borrowings as of December 31, 2000 were $53.0 million and $29.5 million under the Revolving Credit Facility and Term Loan Facility, respectively. The Credit Facility will mature on April 7, 2004.

     The agreement provides the bank a first security interest in substantially all of the properties and assets of the Company and a pledge of 65.0% of the stock of Industrias, a wholly-owned subsidiary of the Company. The agreement also requires the Company to maintain certain financial ratios and financial covenants, as defined in the agreement, the most restrictive of which and among other restrictions, prohibit additional indebtedness and limit dividend payments to the Company's stockholders. The Credit Facility is guaranteed by the Company's parent.

     As of December 31, 2000, the Company had available credit under the Revolving Loan Facility in the amount of $7.0 million ($5.0 million of which is restricted for use on future acquisitions). No additional borrowing is available under the Term Loan Facility.

     The Company is required under restrictive covenants of the Credit Facility Agreement to maintain certain financial ratios, and meet certain operating cash flow tests for which the Company was not in compliance as of December 31, 2000 (see Note 15).

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

     The fair value of the Company's senior subordinated notes at December 31, 2000 was approximately $69.0 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company. Subsequent to December 31, 2000, the Company was in default of certain financial reporting requirements to the noteholders. Management believes that it has cured this default.

Note Payable to Affiliate

     In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company's existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. During 2000, the Company Borrowed an additional $2 million from the existing majority shareholder under an unsecured 14% note payable due on demand.

Bank Notes Payable

     The Company has bank borrowings of $14.1 million outstanding at December 31, 2000, which are denominated in Swedish Krona. The borrowings bear interest at the 3-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at December 31,
2000), are due December 21, 2003 and are secured by the common stock of Hudson RCI AB.

Future Debt Principal Payments

     As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

            Fiscal Year Ending:
            ------------------
                2001.......................................  $ 10,686
                2002.......................................    11,444
                2003.......................................    13,444
                2004.......................................    55,944
                2005.......................................     5,130
                Thereafter.................................   125,266
                                                             --------
                                                             $221,914
                                                             ========

6.   Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

     The following is a summary as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                1999         2000
                                                ----         ----
          Land..............................   $ 2,044      $ 2,044
          Buildings.........................    15,078       15,875

Leasehold improvements...................................      1,322      1,322
Machinery, equipment and purchased software..............     65,667     90,789
Furniture and fixtures...................................      4,227      2,883
                                                            --------   --------
                                                              88,338    112,913
Less -- Accumulated depreciation and amortization........    (57,740)   (64,556)
                                                            --------   --------
                                                              30,598     48,357
Equipment installation in progress.......................      8,481        268
ERP software installation in progress....................      3,397        800
                                                            --------   --------
Property and equipment, net..............................   $ 42,476   $ 49,425
                                                            ========   ========

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Buildings...........................................   31.5 years
Leasehold improvements..............................   Lesser of the useful life
                                                         or lease term
Machinery, equipment and purchased software.........   5 to 7 years
Furniture and fixtures..............................   3 to 7 years

     Upon retirement or disposal of depreciable assets, the cost and related accumulated depreciation are removed and the resulting gain or loss is reflected in income from operations. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. ERP software installation costs are capitalized in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company implemented the new ERP system on April 1, 2000.

     Total depreciation expense related to property, plant and equipment and amortization expense related to intangible and other assets was $6,101,000, $8,315,000 and $11,719,000 for the years ended December 25, 1998, December 31, 1999 and December 31, 2000, respectively.

Intangible Assets and Deferred Financing Costs, net

     Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. During 1999, the Company wrote-off certain fully-amortized patents. The following is a summary of the components of intangible assets as of December 31, 1999 and December 31, 2000 (amounts in thousands):


                                              Useful lives     1999      2000
                                              ------------     ----      ----
 Covenant not-to-compete....................  5 to 7 years    $ 3,500   $ 3,500
 Patents....................................  15 years            472        68
 Goodwill...................................  15 to 20 years   67,834    69,927
 Other......................................  5 to 20 years       133       133
                                                              -------   -------
                                                               71,939    73,628
 Less -- Accumulated amortization...........                   (4,969)   (6,055)
                                                              -------   -------
                                                              $66,970   $67,573
                                                              =======   =======

     Deferred financing costs are amortized using the straight-line method over the period of the related debt.


     Management reviews Goodwill on a regular basis for possible impairment. Management knows of no factors at December 31, 2000 which may affect the impairment recorded of long-lived assets.

Accrued Liabilities and Accounts Payable

     Accrued liabilities consisted of the following as of December 31, 1999 and December 31, 2000 (amounts in thousands):


                                              1999          2000
           Interest........................  $ 4,162      $ 3,605

           Payroll and related.............    4,095        4,224
           Vacation........................    1,509        1,824
           Pension.........................    1,353        1,767
           Medical self-insurance..........      577          569
           Other...........................        4          718
                                             -------      -------
                                             $11,700      $12,707
                                             =======      =======

     Accounts payable includes a book overdraft of approximately $0.9 million and $1.2 million at December 31, 1999 and 2000.

7.   Commitments and Contingencies

     The Company leases certain facilities, automobiles and office equipment under noncancellable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. All of these leases have been classified as operating leases.

As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

            Fiscal Year Ending:
            ------------------
                2001...............................  $ 2,534
                2002...............................    2,290
                2003...............................    2,099
                2004...............................    1,914
                2005...............................    1,378
                Thereafter.........................    4,023
                                                     -------
                                                     $14,238
                                                     =======

     Rental expense was approximately $1,506,000, $2,052,000 and $3,115,000 in fiscal 1998, 1999 and 2000, respectively.

     The Company self-insures the majority of its medical benefit programs. Reserves for losses totaling approximately $577,000 and $569,000 at December 31, 1999 and December 31, 2000, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying balance sheets. The Company maintains excess coverage on an aggregate claim basis.

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

     The Company became a C corporation upon consummation of the transaction discussed in Note 1. Accordingly, the Company has presented pro forma net income
(loss) amounts to reflect a provision for income taxes at a combined effective rate of approximately 39% in 1998, after consideration of permanent differences between financial reporting and income tax amounts. The pro forma amounts presented do not include the one-time effect of the conversion to C corporation status reflected in the 1998 financial statements. During 1999, the Company revised its estimate of the combined effective income tax rate to approximately 40%.

     The actual provision for income taxes for 1998 reflects that the Company was a C corporation for a portion of the period presented. The conversion from S to C corporation status and the related Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization resulted in a one-time net benefit of $77,064,000 in the second quarter of 1998 which was recorded directly to retained earnings.

     From the date of the Recapitalization, the Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with the asset and liability method pursuant to an informal tax-sharing agreement.

     During the fourth quarter of 1998, management evaluated the Company's subsequent actual performance relative to certain budget projections which were originally used to evaluate the realizability of the deferred tax asset established at the time of the Recapitalization. Based upon this assessment, management provided a valuation allowance of $8,477,000 in the fourth quarter to reduce the deferred tax asset to an amount that management believes are more likely than not to be realizable. This change in estimate was included in the deferred tax provision for the year ended December 25, 1998.

     The effective tax rate for 1998, 1999 and 2000 consists of the following (amounts in thousands):

                                                                              1998      1999      2000
                                                                              ----      ----      ----
Income taxes at combined statutory rate of approximately 40%..............  $(24,094)  $  143   $(2,398)
Domestic losses not benefited.............................................    24,022        -     2,730
Foreign taxes.............................................................         -    1,443     2,871
Valuation allowance.......................................................     8,477        -         -
                                                                            --------   ------   -------
                                                                            $  8,405   $1,586   $ 3,203
                                                                            ========   ======   =======

     The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                              United
                                              States   Foreign     Total
                                              ------   -------     -----
                          2000
        Current.............................  $    -   $3,203     $3,203
        Deferred............................       -        -          -
                                              ------   ------     ------
                                              $    -   $3,203     $3,203
                                              ======   ======     ======
                          1999
        Current.............................  $    -   $  340     $  340
        Deferred............................   1,724     (478)     1,246
                                              ------   ------     ------
                                              $1,724   $ (138)    $1,586
                                              ======   ======     ======
                          1998
        Current.............................  $    -   $    -     $    -
        Deferred............................   8,405        -      8,405
                                              ------   ------     ------
                                              $8,405   $    -     $8,405
                                              ======   ======     ======

     The 1998 tax provision results primarily from the valuation allowance discussed previously. As of December 31, 2000, the Company has recorded a net deferred tax asset of approximately $69.0 million primarily related to basis differences between financial reporting and tax purposes arising from the
Section 338(h)(10) election to increase the tax bases of assets in connection with the Recapitalization (see Note 1), which in management's opinion is more likely than not to be realized. As of December 31, 2000, the Company had a United States net operating loss carryforward of approximately $34.0 million.

     The components of the deferred tax asset as of December 31, 1999 and December 31, 2000 are (amounts in thousands):


                                                                   1999       2000
                                                                   ----       ----
Basis differences arising from Section 338(h)(10) election.....   $68,873    $66,933
Net operating loss carryforwards...............................    10,640     11,927
Other..........................................................    (2,093)    (1,278)
                                                                  -------    -------
                                                                   77,420     77,582
Valuation allowance............................................    (8,477)    (8,477)
                                                                  -------    -------
                                                                  $68,943    $69,105
                                                                  =======    =======

9.   Related-Party Transactions

     Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholders or members of their immediate families are as follows (amounts in thousands):

                                        December 25, December 31, December 31,
                                            1998        1999          2000
                                            ----        ----          ----
   Purchases...........................     $128       $    -       $     -
                                            ====       ======       =======
   Notes and advances receivable.......     $ 91       $7,608       $10,366
                                            ====       ======       =======

10.  Deferred Compensation and Benefit Plans

Pension Plan

     The Company has a defined-contribution pension plan covering substantially all its employees. Amounts charged to expense relating to this plan totaled approximately $810,000, $972,000 and $914,000 for the fiscal years ended 1998, 1999 and 2000, respectively.

Deferred Compensation

     Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2000 no material amount of compensation has been deferred.

Equity Participation Plan

     Effective January 1, 1994, the Company's Board of Directors adopted the Equity Participation Plan, as amended (the "Plan"). This Plan provided certain key employees and independent contractors deferred compensation based upon the Company's value, as defined in the agreement. Benefits earned by participants were based upon a formula with a specified minimum benefit accruing each year for each participant, and benefits were accrued and charged to compensation in the year earned. As of the fiscal year ended 1998, the Company recorded $68,693,000 related to amounts earned by the Plan participants.

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

11.  Extraordinary Item

     In accordance with the Recapitalization, the Company recorded an extraordinary loss on the extinguishment of the existing debt related to the write-off of unamortized deferred finance fees of $104,000 in 1998.

12.  Geographic, Segment and Major Customer Information

     The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions.

     As discussed in Note 14, the non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). The Company operates in two segments: United States operations and international operations. The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth in Note 14 and, accordingly, no additional segment data has been provided.

     The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 1998, 1999 and 2000, the Company had foreign sales of approximately $20,148,000, $28,497,000 and $31,383,000 respectively, which constituted approximately 20.0%, 22.1% and 19.7% of total sales, respectively.

The Company's percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:

                                                                         1998        1999        2000
                                                                        ------      ------      ------
Domestic............................................................     79.9%       77.9%       80.3%
Europe..............................................................      7.8        10.1         9.0
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)..........      6.2         6.1         5.8
Canada..............................................................      2.0         1.9         1.6
Other international.................................................      4.1         4.0         3.3
                                                                        ------      ------      ------
                                                                        100.0%      100.0%      100.0%
                                                                        ======      ======      ======

     The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                           December 31,         December 31,
                                              1999                 2000
                                           ------------         ------------
Ensenada, Mexico....................       $      1,134         $      1,137
Stockholm, Sweden...................                342                  291
Kuala Lumpur, Malaysia..............                741                  672
United States.......................             40,259               47,325
                                           ------------         ------------
                                           $     42,476         $     49,425
                                           ============         ============

     For the fiscal years ended 1998, 1999 and 2000, the Company had sales to one domestic distributor in the amount of $24,940,000, $24,491,000 and $32,184,000 which represented approximately 24.8%, 19.0% and 20.2% of sales, respectively. Additionally, the Company had sales to another domestic distributor of $14,775,000 and $16,936,000, that accounted for approximately 11.5% and 10.6% of sales in 1999 and 2000, respectively.


13.  Unaudited Consolidated Quarterly Data

                                                                                   1998 Quarters Ended
                                                           ------------------------------------------------------------------------
                                                             March 27             June 26          September 25        December 25
                                                           ------------        ------------        ------------        ------------
Net sales..........................................        $     24,265        $     22,432        $     22,130        $     31,671
Gross profit.......................................              10,431               9,600               9,843              13,822
Income (loss) before extraordinary item............               1,498             (66,623)               (243)             (4,713)
Net income (loss)..................................               1,498             (66,727)               (243)             (4,713)

                                                                                      1999 Quarters Ended
                                                           ------------------------------------------------------------------------
                                                              March 26             June 25          September 24        December 31
                                                           ------------        ------------        ------------        ------------
Net sales..........................................        $     27,169        $     27,274        $     30,827        $     43,533
Gross profit.......................................              11,389              11,414              12,185              18,397
Income (loss) before extraordinary item............                 281                 327              (1,554)               (282)
Net income (loss)..................................                 281                 327              (1,554)               (282)


                                                                                      2000 Quarters Ended
                                                           ------------------------------------------------------------------------
                                                              March 31             June 30          September 30        December 31
                                                           ------------        ------------        ------------        ------------
Net sales..........................................       $     40,807         $     31,811       $      41,111       $      45,549
Gross profit.......................................             18,304               16,986              21,524              17,541
Income (loss) before extraordinary item............              1,599                 (385)              1,662             (12,073)
Net income (loss)..................................              1,599                 (385)              1,662             (12,073)

14.  Subsidiaries Debt Guarantee and Segment Data

     The Company is the 100% owner of certain subsidiaries, which do not guarantee the Company's senior subordinated notes. The non-guarantor subsidiaries consist principally of the assets, liabilities and operations of Hudson RCI AB and subsidiaries. The following tables disclose the required consolidating financial information for the guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET

                                                                              As of  December 31, 1999
                                                       -------------------------------------------------------------------------
                                                                               Non-
                                                        Guarantor            Guarantor           Adjustments            Total
                                                       -----------          -----------          -----------          ----------
                                                              ASSETS
CURRENT ASSETS:
  Cash............................................     $       184          $     2,733          $         -          $    2,917
  Accounts receivable.............................          28,329                2,096                    -              30,425
  Inventories.....................................          21,124                4,065               (1,146)             24,043
  Other current assets............................           4,578               16,673              (16,639)              4,612
                                                       -----------          -----------          -----------          ----------
     Total current assets.........................          54,215               25,567              (17,785)             61,997
PROPERTY, PLANT AND EQUIPMENT, net................          41,335                1,141                    -              42,476
OTHER ASSETS:
  Intangible assets, net..........................          22,770               44,200                    -              66,970
  Deferred financing costs, net...................          10,749                  385                    -              11,134
  Deferred tax asset..............................          68,600                  223                  120              68,943
  Investment in non-guarantor subsidiaries........          29,245                    -              (29,245)                  -
  Other assets....................................             833                  162                 (696)                299
                                                       -----------          -----------          -----------          ----------
     Total other assets...........................         132,197               44,970              (29,821)            147,346
                                                       -----------          -----------          -----------          ----------
                                                       $   227,747          $    71,678          $   (47,606)         $  251,819
                                                       ===========          ===========          ===========          ==========

                                     LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                                  STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to banks..........................     $     5,500          $     1,173          $         -          $    6,673
  Accounts payable................................           6,625                1,559               (2,016)              6,168
  Accrued liabilities.............................           8,344                3,356                    -              11,700
  Other current liabilities.......................             458               10,876               (9,849)              1,485
                                                       -----------          -----------          -----------          ----------
     Total current liabilities....................          20,927               16,964              (11,865)             26,026
NOTE PAYABLE TO AFFILIATE.........................               -               13,906               (6,398)              7,508
NOTES PAYABLE TO BANKS, net of current portion....          66,100               16,413                    -              82,513
SENIOR SUBORDINATED NOTES PAYABLE.................         115,000                    -                    -             115,000
                                                       -----------          -----------          -----------          ----------
     Total liabilities............................         202,027               47,283              (18,263)            231,047
                                                       -----------          -----------          -----------          ----------
Mandatorily-redeemable preferred stock............          35,421                    -                    -              35,421
STOCKHOLDERS' EQUITY (DEFICIT)....................          (9,701)              24,395              (29,343)            (14,649)
                                                       -----------          -----------          -----------          ----------
                                                       $   227,747          $    71,678          $   (47,606)         $  251,819
                                                       ===========          ===========          ===========          ==========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET

                                                                  As of December 31, 2000
                                              ---------------------------------------------------------------
                                                                   Non-
                                              Guarantor          Guarantor         Adjustments          Total
                                              ---------          ---------         -----------          -----
                                                          ASSETS
 CURRENT ASSETS:
    Cash....................................   $     437          $    3,093        $        -         $   3,530
    Accounts receivable.....................      32,665               4,395            (8,753)           28,307
    Inventories.............................      38,703               7,973            (2,066)           44,610
    Other current assets....................       6,350              52,467           (56,985)            1,832
                                               ---------          ----------        ----------         ---------
       Total current assets.................      78,155              67,928           (67,804)           78,279
 PROPERTY, PLANT AND EQUIPMENT, net.........      48,260               1,165                 -            49,425
 OTHER ASSETS:
    Intangible assets, net..................      27,719              39,854                 -            67,573
    Deferred financing costs, net...........       9,587                   -                 -             9,587
    Deferred tax asset......................      68,881                 224                 -            69,105
    Investment in non-guarantor
      subsidiaries..........................      29,245                   -           (29,245)                -
    Other assets............................         294                 971                 -             1,265
                                               ---------          ----------        ----------         ---------
       Total other assets...................     135,726              41,049           (29,245)          147,530
                                               ---------          ----------        ----------         ---------
                                               $ 262,141          $  110,142        $  (97,049)        $ 275,234
                                               ---------          ----------        ----------         ---------

                                      LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                                  STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
    Notes payable to banks..................   $   7,500          $    3,186        $        -         $  10,686
    Accounts payable........................      24,758               4,711            (9,149)           20,320
    Accrued liabilities.....................       9,420               3,287                 -            12,707
    Note payable to affiliate...............       2,000                   -                 -             2,000
    Other current liabilities...............       1,242              22,764           (20,999)            3,007
                                               ---------          ----------        ----------         ---------
       Total current liabilities............      44,920              33,948           (30,148)           48,720
 NOTES PAYABLE TO AFFILIATE net of current..           -               8,266                 -             8,266
 NOTES PAYABLE TO BANKS, net of current
   portion..................................      75,000              10,962                 -            85,962
 SENIOR SUBORDINATED NOTES PAYABLE..........     115,000                   -                 -           115,000
 OTHER NON-CURRENT LIABILTIES...............           -               1,095            (1,095)                -
                                               ---------          ----------        ----------         ---------
       Total liabilities....................     234,920              54,271           (31,243)          257,948
                                               ---------          ----------        ----------         ---------
 MANDATORILY-REDEEMABLE PREFERRED STOCK.....      40,061                   -                 -            40,061
 STOCKHOLDERS' EQUITY (DEFICIT).............     (12,840)             55,871           (65,806)          (22,775)
                                               ---------          ----------        ----------         ---------
                                               $ 262,141          $  110,142        $  (97,049)        $ 275,234
                                               =========          ==========        ==========         =========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                                         For the Year Ended December 31, 1999
                                                               -----------------------------------------------------
                                                                                 Non-
                                                               Guarantor      Guarantor    Adjustments      Total
                                                               ---------      ---------    -----------      -----
NET SALES....................................................   $121,796       $ 9,500       $(2,493)       $128,803
COST OF SALES................................................     71,146         6,465        (2,193)         75,418
                                                                --------       -------       -------        --------
Gross profit.................................................     50,650         3,035          (300)         53,385
                                                                --------       -------       -------        --------

OPERATING EXPENSES:
 Selling.....................................................     10,649         2,473             -          13,122
 Distribution................................................      4,647             -             -           4,647
 General and administrative..................................     11,815         1,454             -          13,269
 Amortization of goodwill....................................        416         1,047             -           1,463
 Research and development....................................      1,362           669             -           2,031
                                                                --------       -------       -------        --------
  Total operating expenses...................................     28,889         5,643             -          34,532
                                                                --------       -------       -------        --------

Income (loss) from operations................................     21,761        (2,608)         (300)         18,853

OTHER EXPENSES:
 Interest expense............................................    (16,023)       (1,240)            -         (17,263)
 Other, net..................................................       (633)         (599)            -          (1,232)
                                                                --------       -------       -------        --------
  Total other expense........................................    (16,656)       (1,839)            -         (18,495)
                                                                --------       -------       -------        --------

Income (loss) before provision (benefit) for income taxes....      5,105        (4,447)         (300)            358
 PROVISION (BENEFIT) FOR INCOME TAXES........................      2,183          (477)         (120)          1,586
                                                                --------       -------       -------        --------

Net income (loss)............................................   $  2,922       $(3,970)       $ (180)       $ (1,228)
                                                                ========       =======       =======        ========
Depreciation and amortization (a)............................   $  6,531       $ 4,609        $    -        $ 11,140
                                                                ========       =======       =======        ========
Adjusted EBITDA (b)..........................................   $ 28,292       $ 2,001        $ (300)       $ 29,993
                                                                ========       =======       =======        ========

--------------------------

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                                            For the Year Ended December 31, 2000
                                                              --------------------------------------------------------------
                                                                                                  Non-
                                                              Guarantor       Guarantor        Adjustments          Total
                                                              ----------      ----------       -----------        ----------
NET SALES..................................................   $  145,786       $  33,536        $  (20,044)       $  159,278
COST OF SALES..............................................       87,092          16,875           (19,044)           84,923
                                                              ----------       ---------        ----------        ----------

Gross profit...............................................       58,694          16,661            (1,000)           74,355
OPERATING EXPENSES:
 Selling...................................................       12,434           5,828                 -            18,262
 Distribution..............................................        9,566             543                 -            10,109
 General & Administrative..................................       20,659           3,364                 -            24,023
 Amortization of goodwill..................................        1,281           2,039                 -             3,320
 Research and development..................................        1,072           1,315                 -             2,387
                                                              ----------       ---------        ----------        ----------
  Total operating expenses.................................       45,012          13,089                 -            58,101
                                                              ----------       ---------        ----------        ----------
Income (loss) from operations..............................       13,682           3,572            (1,000)           16,254
OTHER INCOME AND (EXPENSES):
 Interest expense..........................................      (18,506)         (2,583)                -           (21,089)
 Other, net................................................         (205)           (556)             (398)           (1,159)
                                                              ----------       ---------        ----------        ----------
  Total other income (expense).............................      (18,711)         (3,139)             (398)          (22,248)
                                                              ----------       ---------        ----------        ----------
Income (loss) before provision (benefit) for income taxes..       (5,029)            433            (1,398)           (5,994)
 PROVISION (BENEFIT) FOR INCOME TAXES......................            -           3,203                 -             3,203
                                                              ----------       ---------        ----------        ----------
Net income (loss)..........................................   $   (5,029)      $  (2,770)       $   (1,398)       $   (9,197)
                                                              ==========       =========        ==========        ==========
Depreciation and amortization (c)..........................   $   10,450       $   2,468        $        -        $   12,918
                                                              ==========       =========        ==========        ==========
Adjusted EBITDA (d)........................................   $   24,132       $   6,040        $   (1,000)       $   29,172
                                                              ==========       =========        ==========        ==========

______________
(c) Includes approximately $1,199,000 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                     For the Year Ended December 31, 1999
                                                     ------------------------------------
                                                                       Non-
                                                      Guarantor      Guarantor      Total
                                                      --------       ---------      -----
Net cash provided by operating activities...........   $  6,108       $    989       $  7,097
Net cash used in investing activities...............    (34,928)       (40,890)       (75,818)
Net cash provided by financing activities...........     28,197         43,332         71,529
Effect of exchange rate changes on cash.............          -           (398)          (398)
                                                       --------       --------       --------
NET INCREASE IN CASH................................       (623)         3,033          2,410
CASH, beginning of year.............................        507              -            507
                                                       --------       --------       --------
CASH, end of year...................................   $   (116)      $  3,033       $  2,917
                                                       ========       ========       ========

                                                      For the Year Ended December 31, 2000
                                                      ------------------------------------
                                                                       Non-
                                                      Guarantor      Guarantor      Total
                                                      ---------      ---------      -----
Net cash provided by operating activities...........   $ 11,804       $  (180)       $ 11,624
Net cash used in investing activities...............    (29,329)        2,388         (26,941)
Net cash provided by financing activities...........     17,778        (1,559)         16,219
Effect of exchange rate changes on cash.............          -          (289)           (289)
                                                       --------       --------       --------
NET INCREASE IN CASH................................        253           360             613
CASH, beginning of year.............................        184         2,733           2,917
                                                       --------       --------       --------
CASH, end of year...................................   $    437       $ 3,093        $  3,530
                                                       ========       =======        ========

15.  Subsequent Events

     On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by a pledge of Hudson Euro SarL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

     In April and May of 2001, the company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $9,451,250 and will issue additional notes in the amount of $3,500,000 in August of 2001. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the note holder. Additionally, in August of 2001 the Company will issue for $3,000,000 cash an additional 30,000 shares of mandatorily-redeemable preferred stock.

     As discussed in Note 5, the Company was not in compliance with certain restrictive covenants of the Credit Facility at December 31, 2000. On July 30, 2001, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance until December 31, 2001. As part of this amendment (1) the Company's shareholders agreed to invest an additional $3 million in senior subordinated convertible notes of the Company (2) certain maturities were extended and (3) interest rate margins increased.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
 Hudson Respiratory Care Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HUDSON RESPIRATORY CARE INC. (a California corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated July 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of those financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
July 30, 2001

                                     HUDSON RESPIRATORY CARE INC.

                             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          (Amounts in thousands)

                                               Balance at                               Balance at
                                              Beginning of    Charges to                  End of
                                                 Period        Expenses     Write-offs    Period
                                              ------------    ----------   -----------  ----------
Description
For the Year Ending December 31, 2000:
Allowance for doubtful accounts
 receivable.................................      $(973)        $(3,106)       $579       $(3,500)
                                                  =====         =======        ====       =======

For the Year Ending December 25, 1999:
Allowance for doubtful accounts
 receivable.................................      $(794)        $  (440)       $261       $  (973)
                                                  =====         =======        ====       =======

For the Year Ending December 26, 1998:
Allowance for doubtful accounts
 receivable.................................      $(258)        $  (586)       $ 50       $  (794)
                                                  =====         =======        ====       =======

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HUDSON RESPIRATORY CARE INC.

     Date: August 15, 2001        By: /s/ Patrick G. Yount
                                      ------------------------------------------
                                          Patrick G. Yount
                                          Chief Financial Officer and Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick G. Yount his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


         Signature                                 Title                                 Date
         ---------                                 -----                                 ----

  /s/ Richard W. Johansen            Chief Executive Officer and Director            August 15, 2001
---------------------------          (Principal Executive Officer)
     Richard W. Johansen


  /s/ Patrick G. Yount               Chief Financial Officer and Secretary           August 15, 2001
---------------------------          (Principal Financial Officer)
     Patrick G. Yount


  /s/ Helen Hudson Lovaas
---------------------------          Director                                        August 15, 2001
     Helen Hudson Lovaas


  /s/ Ronald P. Spogli
---------------------------          Director                                        August 15, 2001
     Ronald P. Spogli


  /s/ Charles P. Rullman
---------------------------          Director                                        August 15, 2001
     Charles P. Rullman


  /s/ Jon D. Ralph
---------------------------          Director                                        August 15, 2001
     Jon D. Ralph


  /s/ Sten Gibeck
---------------------------          Director                                        August 15, 2001
     Sten Gibeck


   Supplemental Information to be Furnished With Reports Filed Pursuant to
 Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                       Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.