Form 10-Q
period 2001-03-31
HUDSON RESPIRATORY CARE INC
filed 2001-08-16
CIK 1061893

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q

MARK ONE
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                ---------------


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

Yes  [_]     No [X]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,391,435 on August 15, 2001.

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                         QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I.  FINANCIAL INFORMATION
          Item 1.  Unaudited Condensed Consolidated Financial Statements:

                   Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001...................  1

                   Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                   Three Months Ended March 31, 2000 and 2001...................................................................  3

                   Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
                   and 2001.....................................................................................................  4

                   Notes to Unaudited Condensed Consolidated Financial Statements...............................................  5

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................................................................ 11

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................................................. 17


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings............................................................................................ 18

          Item 2.  Changes in Securities........................................................................................ 18

          Item 3.  Defaults Upon Senior Securities.............................................................................. 18

          Item 4.  Submission of Matters to a Vote of Security Holders.......................................................... 18

          Item 5.  Other Information............................................................................................ 18

          Item 6.  Exhibits and Reports on Form 8-K............................................................................. 18

SIGNATURE....................................................................................................................... 19

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                         (Dollar Amounts in Thousands)


                                                                    December 31,              March 31,
                                                                       2000                    2001
                                                                  --------------           --------------
CURRENT ASSETS:
 Cash.....................................................              $  3,530              $  8,592
 Accounts receivable, less allowance for doubtful
  accounts of $3,500 and $3,412 at December 31, 2000 and
  March 31, 2001, respectively............................                28,307                27,370
 Inventories..............................................                44,610                36,523
 Other current assets.....................................                 1,832                 3,132
                                                                    ------------         -------------
   Total current assets...................................                78,279                75,617
                                                                    ------------         -------------
                                                                          49,425                48,831
PROPERTY, PLANT AND EQUIPMENT, net........................          ------------         -------------

OTHER ASSETS:
 Intangible assets, net...................................                67,573                63,306
 Deferred financing costs, net............................                 9,587                 9,246
 Deferred tax asset.......................................                69,105                69,105
 Other assets.............................................                 1,265                 3,572
                                                                    ------------         -------------
   Total other assets.....................................               147,530               145,229
                                                                    ------------         -------------
    Total assets..........................................              $275,234              $269,677
                                                                    ============         =============


                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                         (Dollar Amounts in Thousands)

                                                                     December 31,                       March 31,
                                                                         2000                             2001
                                                                   ---------------                  ----------------
CURRENT LIABILITIES:
 Notes payable to bank.....................................             $  10,686                         $  13,844
 Accounts payable..........................................                20,320                            14,271
 Accrued liabilities.......................................                12,707                            18,782
 Note payable to affiliates................................                 2,000                             2,000
 Other current liabilities.................................                 3,007                             2,313
                                                                     ------------                     -------------
   Total current liabilities...............................                48,720                            51,210
                                                                     ------------                     -------------
NOTE PAYABLE TO AFFILIATE, net of current portion..........                 8,266                             8,266
SENIOR SUBORDINATED NOTES PAYABLE..........................               115,000                           115,000
NOTES PAYABLE TO BANK, net of current portion..............                85,962                            89,040
OTHER NON-CURRENT LIABILITIES..............................                    --                             1,009
                                                                     ------------                     -------------
 Total liabilities.........................................               257,948                           264,525
                                                                     ------------                     -------------
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized-1,800 shares; issued and outstanding- 398
 shares; liquidation preference:  $39,783..................                39,043                            39,043

 Accrued preferred stock dividend, payable in kind.........                 1,018                             2,181
                                                                     ------------                     -------------
                                                                           40,061                            41,224
                                                                     ------------                     -------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, no par value:
   Authorized-15,000 shares, issued and                                    98,158                            98,158
      outstanding- 10,397 at December 31, 2000 and March
       31, 2001............................................
 Cumulative translation adjustment.........................                (1,151)                             (422)
 Accumulated deficit.......................................              (119,782)                         (133,808)
                                                                     ------------                     -------------
   Total stockholders' equity (deficit)....................               (22,775)                          (36,072)
                                                                     ------------                     -------------
    Total liabilities, mandatorily-redeemable preferred
     stock and stockholders' equity (deficit)..............             $ 275,234                        $ 269,677
                                                                     ============                    =============

    The accompanying notes are an integral part of these condensed unaudited consolidated statements

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                         (Dollar Amounts in Thousands)

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                               March 31,     March 31,
                                                                                 2000          2001
                                                                            -------------   -----------

NET SALES...................................................................      $40,807     $ 37,805

COST OF SALES...............................................................       22,503       28,030
                                                                            -------------   -----------
 Gross Profit...............................................................       18,304        9,775
                                                                            -------------   -----------
OPERATING EXPENSES:

 Selling, distribution, general & administrative............................        8,699       12,521

 Amortization of goodwill...................................................          833        1,966

 Research and development...................................................          620          464
                                                                            -------------   -----------
                                                                                   10,152       14,951
                                                                            -------------   -----------
   Income (loss) from operations............................................        8,152       (5,176)


INTEREST EXPENSE AND OTHER..................................................        5,337        7,499
                                                                            -------------   -----------

 Net income (loss) before provision for income taxes........................        2,815      (12,675)


PROVISION FOR INCOME TAXES..................................................        1,216          188
                                                                            -------------   -----------

 Net income (loss)..........................................................      $ 1,599     $(12,863)

OTHER COMPREHENSIVE INCOME:

 Foreign currency translation gain (loss)...................................          206          728
                                                                            -------------   -----------
   Comprehensive income (loss)..............................................      $ 1,805     $ (12,135)
                                                                            =============   ===========


   The accompanying notes are an integral part of these condensed unaudited consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)


                                                                                        Three Months Ended
                                                                                --------------------------------
                                                                                  March 31,           March 31,
                                                                                    2000                 2001
                                                                                ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................................................     $ 1,599           $(12,863)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities-
    Depreciation and amortization...............................................       2,598              4,043
    Amortization of deferred financing costs....................................         490                235
    Deferred taxes..............................................................         536                 --
 Change in operating assets and liabilities:
    Accounts receivable.........................................................      (2,359)               936
    Inventories.................................................................      (1,290)             8,088
    Other current assets........................................................        (479)            (1,300)
    Other assets................................................................       2,604             (2,307)
    Accounts payable............................................................       1,119             (6,049)
    Accrued liabilities.........................................................       2,974              6,076
    Other current liabilities...................................................        (138)              (695)
    Other non-current liabilities...............................................          --              1,009
                                                                                ------------       -------------
      Net cash provided by (used in) operating activities.......................       7,654             (2,827)
                                                                                ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................      (3,702)            (1,139)
 Retirements of intangible assets...............................................          --              1,957
                                                                                ------------       -------------
      Net cash provided by (used in) investing activities.......................      (3,702)               818
                                                                                ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................      (6,941)            (1,500)
 Proceeds from bank borrowings..................................................       3,500              7,736
 Additions to deferred financing costs..........................................          --                106
                                                                                ------------       -------------
      Net cash provided by (used in) financing activities.......................      (3,441)             6,342
                                                                                ------------       -------------

Effect of exchange rate changes on cash.........................................         206                729
                                                                                ------------       -------------
NET INCREASE IN CASH............................................................         717              5,062

CASH, beginning of period.......................................................       2,917              3,530
                                                                                ------------       -------------
CASH, end of period.............................................................     $ 3,634           $  8,592
                                                                                ============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

   Interest.....................................................................     $ 2,312           $  2,282

   Income taxes.................................................................     $     6           $     28
                                                                                ============       =============
NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid-in-kind....................................     $ 1,034           $  1,163
                                                                                ============       =============


                The accompanying notes are an integral part of
                   these condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results to be achieved for a full year.

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

Also in June 2001, the FASB issued Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as The Company does not currently anticipate any impairment charges for existing goodwill.

2.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                          December 31,       March 31,
                                                                              2000             2001
                                                                        ---------------     ------------
Raw materials.................................................               $ 8,134           $ 7,785

Work-in-process...............................................                 6,591             5,476

Finished goods................................................                29,885            23,262
                                                                        ------------       -----------
                                                                             $44,610           $36,523
                                                                        ============       ============

3. Subsidiaries Guaranteeing Debt and Segment Data. The Company is the 100%
   -----------------------------------------------
owner of certain subsidiaries which do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                                                 As of March 31, 2001
                                                             -------------------------------------------------------------
                                                                 Guarantor     Non-Guarantor    Adjustments      Total
                                                             --------------   ---------------  ------------   ------------
CURRENT ASSETS:
  Cash.................................................       $         162    $        8,431   $        --    $     8,592
  Accounts receivable..................................              31,900             4,644        (9,174)        27,370
  Inventories..........................................              31,936             6,743        (2,156)        36,523
  Other current assets.................................               6,048            48,983       (51,899)         3,132
                                                              -------------    --------------   -----------    -----------
    Total current assets...............................              70,045            68,800       (63,229)        75,617

PROPERTY, PLANT
 AND EQUIPMENT, NET....................................              47,736             1,095            --         48,831

OTHER ASSETS:
  Intangible assets, net...............................              27,018            36,288            --         63,306
  Deferred financing costs, net........................               9,246                --            --          9,246
  Deferred tax asset...................................              68,881               224            --         69,105
  Investment in non-guarantor subsidiaries.............              29,245                --       (29,245)            --
  Other................................................                 398             3,174            --          3,572
                                                              -------------    --------------   -----------    -----------
    Total other assets.................................       $     134,788    $       39,686   $   (29,245)   $   145,229
                                                              -------------    --------------   -----------    -----------
                                                                    252,569           109,582   $   (92,474)   $   269,677
                                                              =============    ==============   ===========    ===========

CURRENT LIABILITIES:
  Notes payable to bank................................              10,000             3,844            --         13,844
  Accounts payable.....................................              19,968             1,426        (7,123)        14,271
  Accrued liabilities..................................              12,918             5,864            --         18,782
  Note payable to affiliate............................               2,000                --            --          2,000
  Other current liabilities............................                 900            21,348       (19,935)         2,313
                                                              -------------    --------------   -----------    -----------
    Total current liabilities..........................              45,786            32,482       (27,058)        51,210

OTHER LIABILITIES:
  Note payable to affiliate, net of current portion....                  --             8,266            --          8,266
  Notes payable to bank, net of current portion........              73,000            16,040            --         89,040
  Senior subordinated notes............................             115,000                --            --        115,000
  Other non-current liabilities........................                  --             1,009            --          1,009
                                                              -------------    --------------   -----------    -----------
    Total liabilities..................................             233,786            57,797       (27,058)       264,525

Mandatorily-redeemable preferred stock.................              41,224                --            --         41,224

STOCKHOLDERS' EQUITY (DEFICIT).........................             (22,441)           51,785       (65,416)       (36,072)
                                                              -------------    --------------   -----------    -----------
                                                              $     252,569    $      109,582   $   (92,474)   $   269,676
                                                              =============    ==============   ===========    ===========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET



                                                                                 As of December 31, 2000
                                                             ------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor     Adjustments    Total
                                                             ---------------    ---------------   ------------- ---------
 CURRENT ASSETS:
   Cash.................................................      $          437     $       3,093     $        --  $   3,530
   Accounts receivable..................................              32,665             4,395          (8,753)    28,307
   Inventories..........................................              38,703             7,973          (2,066)    44,610
   Other current assets.................................               6,350            52,467         (56,985)     1,832
                                                              --------------     -------------     -----------  ---------
     Total current assets...............................              78,155            67,928         (67,804)    78,279

  PROPERTY, PLANT
    AND EQUIPMENT, NET..................................              48,260             1,165              --     49,425

 OTHER ASSETS:
   Intangible assets, net...............................              27,719            39,854              --     67,573
   Deferred financing costs, net........................               9,587                --              --      9,587
   Deferred tax asset...................................              68,881               224              --     69,105
   Investment in non-guarantor subsidiaries.............              29,245                --         (29,245)        --
   Other................................................                 294               971              --      1,265
                                                              --------------     -------------     -----------  ---------
     Total other assets.................................             135,726            41,049         (29,245)   147,530
                                                              --------------     -------------     -----------  ---------
                                                              $      262,141     $     110,142     $   (97,049) $ 275,234
                                                              ==============     =============     ===========  =========

CURRENT LIABILITIES:
  Notes payable to bank.................................      $        7,500     $       3,186     $        --  $  10,686
  Accounts payable......................................              24,758             4,711          (9,149)    20,320
  Accrued liabilities...................................               9,420             3,287              --     12,707
  Notes payable to affiliate............................               2,000                --              --      2,000
  Other current liabilities.............................               1,242            22,764         (20,999)     3,007
                                                              --------------     -------------     -----------  ---------
    Total current liabilities...........................              44,920            33,948         (30,148)    48,720

OTHER LIABILITIES:
  Note payable to affiliate, net of current portion.....                  --             8,266              --      8,266
  Notes payable to bank, net of current portion.........              75,000            10,962              --     85,962
  Senior subordinated notes.............................             115,000                --              --    115,000
  Other non-current liabilties..........................                  --             1,095          (1,095)        --
                                                              --------------     -------------     -----------  ---------
    Total liabilities...................................             234,920            54,271         (31,243)   257,948
                                                              --------------     -------------     -----------  ---------
Mandatorily-redeemable preferred stock..................              40,061                --              --     40,061

STOCKHOLDERS' EQUITY (DEFICIT)..........................             (12,840)           55,871         (65,806)   (22,775)
                                                              --------------     -------------     -----------  ---------
                                                              $      262,141     $     110,142     $   (97,049) $ 275,234
                                                              ==============     =============     ===========  =========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2001



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                            Three Months Ended March 31, 2001
                                                             ------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor     Adjustments    Total
                                                             ---------------    ---------------   ------------- ---------
NET SALES..............................................       $       35,192     $       5,976     $    (3,363)  $ 37,805
COST OF SALES..........................................               27,400             3,201          (2,571)    28,030
                                                              --------------     -------------     -----------   --------
  Gross Profit.........................................                7,792             2,775            (792)     9,775
OPERATING EXPENSES:
  Selling, distribution, general and administrative....               11,088             1,433              --     12,521
  Goodwill amortization................................                  385             1,581              --      1,966
  Research and development.............................                  215               249              --        464
                                                              --------------     -------------     -----------   --------
                                                                      11,688             3,263              --     14,951
                                                              --------------     -------------     -----------   --------
  Loss from operations.................................               (3,896)             (488)           (792)    (5,176)
OTHER INCOME AND (EXPENSES):
  Interest and other expense...........................                4,471               669              --      5,140
  Other, net...........................................                  165             1,081           1,113      2,359
                                                              --------------     -------------     -----------   --------
                                                                       4,636             1,750           1,113      7,499
  Loss before provision for income taxes...............               (8,532)           (2,238)         (1,905)   (12,675)
PROVISION FOR INCOME TAXES.............................                   --               188              --        188
                                                              --------------     -------------     -----------   --------
Net Loss...............................................       $       (8,532)    $      (2,425)    $    (1,905)  $(12,863)
                                                              ==============     =============     ===========   ========

Depreciation and amortization (a)......................       $        3,343     $       1,737     $        --   $  5,080
                                                              ==============     =============     ===========   ========


Adjusted EBITDA (b)....................................       $         (553)    $       1,249     $      (792)  $    (96)
                                                              ==============     =============     ===========   ========


(a) Includes approximately $1,791 of non-cash expense related to the recognition of the portion of purchase price allocation related to acquired inventories.

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

                                MARCH 31, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                            Three Months Ended March 31, 2000
                                                             ------------------------------------------------------------
                                                                 Guarantor       Non-Guarantor     Adjustments    Total
                                                             ---------------    ---------------   ------------- ---------
NET SALES...............................................      $       34,271     $       8,850     $    (2,314)  $ 40,807
COST OF SALES...........................................              20,329             4,288          (2,114)    22,503
                                                              --------------     -------------     -----------   --------
  Gross Profit..........................................              13,942             4,562            (200)    18,304
OPERATING EXPENSES:
  Selling, distribution, general and administrative.....               6,841             1,858             --       8,699
  Amortization of goodwill..............................                 299               534             --         833
  Research and development..............................                 281               339             --         620
                                                              --------------     -------------     ----------    --------
                                                                       7,421             2,731             --      10,152
                                                              --------------     -------------     ----------    --------
  Income from operations................................               6,521             1,831           (200)      8,152
                                                              --------------     -------------     ----------    --------

  INTEREST AND OTHER EXPENSE............................               4,552               785             --       5,337

  Income before provision for income taxes..............               1,969             1,046           (200)      2,815
PROVISION FOR INCOME TAXES..............................                 824               392             --       1,216
                                                              --------------     -------------     ----------    --------
Net Income .............................................      $        1,145     $         654     $     (200)   $  1,599
                                                              ==============     =============     ==========    ========

Depreciation and amortization...........................      $        1,957     $         641     $       --    $  2,598
                                                              ==============     =============     ==========    ========

Adjusted EBITDA(a)......................................      $        8,478     $       2,472     $     (200)   $ 10,750
                                                              ==============     =============     ==========    ========


(a) Adjusted EBITDA represents income before depreciation and amortization, interest expense, income tax expense and recognition of the portion of purchase price allocation related to acquired inventories. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States, or as a measure of profitability or liquidity.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended March 31, 2001
                                                                             -------------------------------------------
                                                                                                Non-
                                                                             Guarantor        Guarantor          Total
                                                                             ---------       -----------        --------
Net cash provided by (used in) operating activities......................    $    200        $ (3,027)        $ (2,827)
Net cash provided by (used in) investing activities......................        (975)          1,900              818
Net cash provided by financing activities................................         500           5,736            6,342
Effect of exchange rate changes on cash..................................          --             728              729
                                                                             --------        --------         --------
NET (DECREASE) INCREASE IN CASH..........................................        (275)          5,337            5,062
CASH, beginning of period................................................         437           3,093            3,530
                                                                             --------        --------         --------
CASH, end of period......................................................    $    162        $  8,431         $  8,592
                                                                             ========        ========         ========

                                                                                   Three Months Ended March 31, 2000
                                                                             -------------------------------------------
                                                                                                Non-
                                                                             Guarantor        Guarantor          Total
                                                                             ---------       -----------        --------
Net cash provided by operating activities................................     $ 5,984           $ 1,670          $ 7,654
Net cash provided by (used in) investing activities......................      (4,014)              312           (3,702)
Net cash used in financing activities....................................      (2,100)           (1,341)          (3,441)
Effect of exchange rate changes on cash..................................          (5)              211              206
                                                                              -------           -------          -------
NET (DECREASE) INCREASE IN CASH..........................................        (135)              852              717
CASH, beginning of period................................................         184             2,733            2,917
                                                                              -------           -------          -------
CASH, end of period......................................................     $    49           $ 3,585          $ 3,634
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

4.  Subsequent Events.
    -----------------

In April and May of 2001, the company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $9,451,250 and has commitments for an additional $3,500,000 in August of 2001. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the note holder. Additionally, in August of 2001 the Company has commitments for $3,000,000 cash for an additional 30,000 shares of mandatorily-redeemable preferred stock.

The Company was not in compliance with certain restrictive covenants of the Credit Facility at March 31, 2001. On July 30, 2001, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of December 31, 2000 and expects to remain in compliance until December 31, 2001. As part of this amendment (1) the Company's shareholders agreed to invest an additional $3 million in senior subordinated convertible notes of the Company (2) certain maturities were extended and (3) interest rate margins increased.

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

Recent Developments

  Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter ended March 31, 2001 reflect increased freight, distribution and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management continued to implement a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                                                                                    Three Month Period Ended
                                                                                                          (unaudited)
                                                                                                -------------------------------
                                                                                                   March 31,        March 31,
                                                                                                     2000             2001
                                                                                                -------------     -------------
                                                                                                        (in thousands)
Net sales.....................................................................................  $      40,807     $      37,805
Cost of sales.................................................................................         22,503            28,030
                                                                                                -------------     -------------
  Gross profit..................................................................................       18,304             9,775
Selling expenses..............................................................................          3,819             4,811
Distribution expenses.........................................................................          1,472             2,777
General and administrative expenses...........................................................          3,408             4,933
Amortization of goodwill......................................................................            833             1,966
Research and development expenses.............................................................            620               464
                                                                                                -------------     -------------
Total operating expenses......................................................................         10,152            14,951
                                                                                                -------------     -------------
Operating income (loss).......................................................................  $       8,152      $     (5,176)
                                                                                                =============     =============


                                                                                                    Three Month Period Ended
                                                                                                          (unaudited)
                                                                                                -------------------------------
                                                                                                   March 31,        March 31,
                                                                                                     2000             2001
                                                                                                -------------     -------------

Net sales.....................................................................................         100.0%            100.0%
Cost of sales.................................................................................          55.1              74.1
                                                                                                       -----             -----
  Gross profit................................................................................          44.6              25.9
Selling expenses..............................................................................           9.4              12.7
Distribution expenses.........................................................................           3.6               7.3
General and administrative expenses...........................................................           8.4              13.0
Amortization of goodwill......................................................................           2.0               5.2
Research and development expenses.............................................................           1.5               1.2
                                                                                                       -----             -----
Total operating expenses......................................................................          24.9              39.5
                                                                                                       -----             -----
Operating income..............................................................................          20.0%            (13.7)%
                                                                                                       =====             =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net sales, reported net of accrued rebates, were $37.8 million in the first quarter of 2001 as compared to $40.8 million in the first quarter of 2000. This represents a decrease of $3.0 million or 7.4%. Domestic hospital sales decreased by $5.6 million or 23.6% due to decreased demand at the hospital level, primarily the result of an extremely weak influenza season. Alternate site sales increased by $0.2 million or 3.5%. International sales decreased by $1.9 million or 18.6%, as demand internationally for the Hudson U.S. manufactured product was reduced due to the relative strength of the U.S. dollar. OEM sales declined by $0.5 million due to changes in purchasing patterns from some of its OEM customers and their reduced customer demand as the result of the weak influenza season. These decreases were partially offset by $4.6 million in sales of the acquired Tyco SHERIDAN(R) endotracheal tube product line.

     The Company's gross profit for the first quarter of 2001 was $9.8 million, a decrease of $8.5 million or 46.4% from the first quarter of 2000. As a percentage of sales, the gross profit was 25.9% and 44.9% for the first quarter of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products at lower gross margins.

In addition, certain non-recurring, unfavorable inventory adjustments occurred as a result of a lack of familiarity with the new management information system.

     Selling expenses were $4.8 million for the first quarter of 2001, a $1.0 million increase over the first quarter of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 12.7% in the first quarter of 2001 as compared to 9.4% in the first quarter of 2000.

     Distribution expenses were $2.8 million for the first quarter of 2001, an increase of $1.3 million or 88.7 % over the first quarter of 2000. As a percentage of sales, distribution expenses increased to 7.3% in the first quarter of 2001 as compared to 3.6% in the first quarter of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $4.9 million in the first quarter of 2001, an increase of $1.5 million or 44.0% over the first quarter of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.0% in the first quarter of 2001 as compared to 8.4% in the first quarter of 2000.

     Research and development expenses were $0.5 million for the first quarter of 2001, relatively unchanged from the expense of $0.6 million incurred in the first quarter 2000.

     Interest expense was $5.0 million for the first quarter of 2001, as compared to $3.6 million in the first quarter of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition and increased borrowings for working capital.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $7.7 million and $(2.8) million in the first quarter of 2000 and 2001, respectively. The decrease from the first quarter of 2000 to the first quarter of 2001 is primarily attributable to increased interest expense due to higher debt levels and a decline in accounts payable. For the first three months ended March 31, 2000, the Company reduced trade payables by approximately $6.0 million. The Company had operating working capital, excluding cash and short-term debt, of $36.8 million and $31.7 million as of the end of the first quarter of 2000 and 2001, respectively. Inventories were $25.3 million and $36.5 million as of the end of the first quarter of 2000 and 2001, respectively. During the first quarter of 2001, the Company reduced inventories by approximately $8.1 million. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $32.8 million and $27.4 million at March 31, 2000 and March 31, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the three months ended March 31, 2000, net cash used in investing activities was $3.7 million, reflecting purchases of manufacturing equipment and a new management information system. During the three months ended March 31, 2001, net cash provided by investing activities was $0.8 million, primarily reflecting purchases of manufacturing equipment offset by foreign currency translations gains. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the three months ended March 31, 2000 and March 31, 2001, net cash provided by (used by) financing was $(3.4) million and $6.3 million, respectively, reflecting repayment of the Company's borrowings as well as borrowings made through Hudson RCI AB, the Company's Swedish subsidiary.

     On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19,100,000. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by a pledge of Hudson Ruro SarL stock, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson RCI France S.A.S.

     As of March 31, 2001, The Company had outstanding $228.2 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $89.0 million under the Company's Credit Facility, $10.3 million in notes payable to affiliates and $19.9 million in outstanding borrowings under the bank facility of Hudson RCI AB.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. In January, 2001 the Company had fully utilized the Working Capital Portion of the Revolving Loan Facility. The Term Loan Facility matures on June 30, 2003 and, commencing June 30, 1999, requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                      Margin
                                           ---------------------------
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

     Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined),
(ii) 50% of the net cash proceeds of an equity issuance by River Holding Corp., the Company's parent ("Holding") or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding. Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions), (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions), (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

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

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii)
prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of December 31, 2000, the Company was not in compliance with certain of these restrictive covenants. Subsequently, the credit facility has been amended the existing lending agreement and all non-compliance was waived.

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

     As of March 31, 2001, the Company had $4.3 million and $6.0 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli, the Company's majority shareholder. The notes bear interest at 12.0% per annum and 14.0% per annum, mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $19.9 million as of March 31, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at March 31, 2001), matures in
December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     The Company has issued to Holding 300,000 initial shares of its 11-1/2% Senior PIK Exchangeable Preferred Stock due 2010 with an initial aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed $11.6 million in the form of convertible subordinated debt and equity in April and May of 2001 and have committed to contribute an additional $3.5 million in convertible subordinated debt and $3.0 million in redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company) in August of 2001in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 we will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, The Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as The Company does not currently anticipate any impairment charges for existing goodwill.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HUDSON RESPIRATORY CARE INC.,
                        a California corporation

August 15, 2001         By:    /s/ Patrick G. Yount
                               --------------------
                               Patrick G. Yount
                               Chief Financial Officer
                               (Duly Authorized Officer and
                                Principal Financial Officer)