Form 10-Q
period 2001-06-30
HUDSON RESPIRATORY CARE INC
filed 2001-08-20
CIK 1061893

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to________.

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

Yes  [_]     No [X]

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,391,435 on August 20, 2001.

--------------------------------------------------------------------------------

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION

               Item 1.   Unaudited Condensed Consolidated Financial Statements:

                         Unaudited Condensed Consolidated Balance Sheets as of December
                         31, 2000 and June 30, 2001.................................................................    1

                         Unaudited Condensed Consolidated Statements of Operations and
                         Comprehensive Income (Loss) for the Three and Six months Ended
                         June 30, 2000 and 2001.....................................................................    3

                         Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                         Ended June 30, 2000 and 2001...............................................................    4

                         Notes to Unaudited Condensed Consolidated Financial Statements.............................    5


               Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations......................................................................   14

               Item 3.   Quantitative and Qualitative Disclosures About Market Risks................................   21


PART II.       OTHER INFORMATION

               Item 1.   Legal Proceedings..........................................................................   22

               Item 2.   Changes in Securities......................................................................   22

               Item 3.   Defaults Upon Senior Securities............................................................   22

               Item 4.   Submission of Matters to a Vote of Security Holders........................................   22

               Item 5.   Other Information..........................................................................   22

               Item 6.   Exhibits and Reports on Form 8-K...........................................................   22

SIGNATURE...........................................................................................................   23

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES


               UNAUDITIED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                         (Dollar Amounts in Thousands)

                                                                                              December 31,              June 30,
                                                                                                  2000                    2001
                                                                                        ----------------------     ----------------
CURRENT ASSETS:

 Cash................................................................................       $     3,530             $     4,258

 Accounts receivable, less allowance for doubtful accounts of $3,500
   and $3,757 at December 31, 2000 and June 30, 2001, respectively...................            28,307                  28,718
 Inventories.........................................................................            44,610                  34,491
 Other current assets................................................................             1,832                   1,903
                                                                                            -----------             -----------
   Total current assets..............................................................            78,279                  69,370
                                                                                            -----------             -----------

PROPERTY, PLANT AND EQUIPMENT, net...................................................            49,425                  47,749
                                                                                            -----------             -----------

OTHER ASSETS:
 Intangible assets, net..............................................................            67,573                  61,268
 Deferred financing costs, net.......................................................             9,587                   8,867
 Deferred tax asset..................................................................            69,105                  69,117
 Other assets........................................................................             1,265                   3,575
                                                                                            -----------             -----------
   Total other assets................................................................           147,530                 142,827
                                                                                            -----------             -----------
     Total assets....................................................................       $   275,234             $   259,946
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                         (Dollar Amounts in Thousands)

                                                                         December 31,                   June 30,
                                                                             2000                         2001
                                                                    --------------------           ----------------
CURRENT LIABILITIES:
 Notes payable to bank.................................................   $  10,686                   $   12,184
 Accounts payable......................................................      20,320                       11,767
 Accrued liabilities...................................................      12,707                       12,737
 Note payable to affiliates............................................       2,000                        5,000
 Other current liabilities.............................................       3,007                        2,404
                                                                          ---------                   ----------
   Total current liabilities...........................................      48,720                       44,092
                                                                          ---------                   ----------

NOTE PAYABLE TO AFFILIATE, net of current portion......................       8,266                        8,717
SENIOR SUBORDINATED NOTES PAYABLE......................................     115,000                      115,000
NOTES PAYABLE TO BANK, net of current portion..........................      85,962                       87,191
OTHER NON-CURRENT LIABILITIES..........................................          --                          981
                                                                          ---------                   ----------

 Total liabilities.....................................................     257,948                      255,981
                                                                          ---------                   ----------


MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value:
 authorized- 1,800 shares; issued and outstanding at June 30, 2001-
 421 shares; liquidation preference:  $40,649..........................      39,043                       41,329

 Accrued preferred stock dividend, payable in kind.....................       1,018                        1,092
                                                                          ---------                   ----------
                                                                             40,061                       42,421
                                                                          ---------                   ----------

STOCKHOLDERS' DEFICIT:

 Common stock, no par value:

   Authorized- 15,000 shares, issued and
    Outstanding- 10,387 and 10,391 at December 31, 2000
    and June 30, 2001, respectively....................................      98,158                       98,962

 Cumulative translation adjustment.....................................      (1,151)                       3,409

 Accumulated deficit...................................................    (119,782)                    (140,827)
                                                                          ---------                   ----------

   Total accumulated deficit...........................................     (22,775)                     (38,456)
                                                                          ---------                   ----------
    Total liabilities, mandatorily-redeemable preferred
    stock and accumulated deficit......................................   $ 275,234                   $  259,946
                                                                          =========                   ==========

  The accompanying notes are an integral part of these condensed consolidated statements

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                         (Dollar Amounts in Thousands)

                                                              Three Months Ended                     Six Months Ended
                                                        -------------------------------         ---------------------------
                                                         June 30,          June 30,              June 30,        June 30,
                                                           2000              2001                  2000            2001
                                                        -----------     ---------------         -----------    ------------
NET SALES...........................................    $    31,811         $    40,801         $    72,618    $     78,606
COST OF SALES.......................................         14,825              24,961              37,328          52,991
                                                        -----------     ---------------         -----------    ------------
 Gross Profit.......................................         16,986              15,840              35,290          25,615
                                                        -----------     ---------------         -----------    ------------
OPERATING EXPENSES:
 Selling, distribution, general &
  administrative....................................         10,796              13,261              19,525          25,782
 Amortization of goodwill...........................            817               1,279               1,620           3,245
 Research and development...........................            629                 436               1,249             901
                                                        -----------     ---------------         -----------    ------------
                                                             12,242              14,976              22,394          29,928
                                                        -----------     ---------------         -----------    ------------
   Income (loss) from operations....................          4,744                 864              12,896          (4,313)

INTEREST EXPENSE AND OTHER..........................          5,130               6,343              10,467          13,842
                                                        -----------     ---------------         -----------    ------------

 Net income (loss) before (benefit) provision for
  income taxes......................................           (386)             (5,479)              2,429         (18,155)

PROVISION (BENEFIT) FOR INCOME TAXES................             (1)                340               1,215             527
                                                        -----------     ---------------         -----------    ------------

 Net income (loss)..................................    $      (385)        $    (5,819)        $     1,214    $    (18,682)

OTHER COMPREHENSIVE INCOME:
 Foreign currency translation gain..................            101               3,831                 307           4,560
                                                        -----------     ---------------         -----------    ------------
   Comprehensive income (loss)......................    $      (284)        $    (1,988)        $     1,521    $    (14,122)
                                                        ===========     ===============         ===========    ============

        The accompanying notes are an integral part of these condensed consolidated statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                              Six Months Ended
                                                                                    --------------------------------
                                                                                        June 30,            June 30,
                                                                                          2000                2001
                                                                                    ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..............................................................        $ 1,214            $(18,682)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities--
    Depreciation and amortization...............................................          5,310               5,979
    Amortization of deferred financing costs....................................            490                 505
    Deferred taxes..............................................................             88                 (13)
 Change in operating assets and liabilities:
    Accounts receivable.........................................................         (5,483)               (411)
    Inventories.................................................................         (6,849)             10,120
    Other current assets........................................................          2,392                 (71)
    Other assets................................................................            135              (2,310)
    Accounts payable............................................................          2,376              (8,553)
    Accrued liabilities.........................................................          3,452                  30
    Other current liabilities...................................................            (87)               (603)
    Other non-current liabilities...............................................             --                 981
                                                                                    -----------         -----------
      Net cash provided by (used in) operating activities.......................          3,038             (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.....................................         (5,755)             (2.464)
 Retirements of intangible assets...............................................             --               4,464
                                                                                    -----------         -----------
      Net cash provided by (used in) investing activities.......................         (5,755)              2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank.............................................         (1,500)             (3,500)
 Proceeds from bank note payable to bank........................................          3,764               6,227
 Repayment of notes payable to affiliates.......................................             --              (6,000)
 Proceeds from notes payable to affiliates......................................             --               9,451
 Additions of deferred financing costs..........................................             --                 215
 Sale of common stock, net of issuance costs....................................             --                 803
                                                                                    -----------         -----------
      Net cash provided by financing activities.................................          2,264               7,196

Effect of exchange rate changes on cash.........................................            307               4,560
                                                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH.................................................           (146)                728

CASH, beginning of period.......................................................          2,917               3,530
                                                                                    -----------         -----------

CASH, end of period.............................................................        $ 2,771            $  4,258
                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

   Interest.....................................................................        $ 6,700            $  7,693
                                                                                    ===========         ===========

NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid-in-kind....................................        $ 2,118            $  2,361
                                                                                    ===========         ===========


 The accompanying notes are an integral part of these condensed consolidated statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the six month periods ended June 30, 2000 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the six month periods ended June 30, 2001 are not necessarily indicative of the results to be achieved for a full year.

2.   Recent Accounting Pronouncements.  In June 1998, the Financial Accounting
     ---------------------------------
Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $6.5 million, net of income taxes. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                  December 31,          June 30,
                                                                      2000               2001
                                                                  -----------          ---------
Raw materials.................................................       $ 8,134             $ 7,090

Work-in-process...............................................         6,591               5,161

Finished goods................................................        29,885              22,240
                                                                  ----------           ---------

                                                                     $44,610             $34,491
                                                                  ==========           =========


4.   Subsidiaries Guaranteeing Debt and Segment Data.  The Company is the 100%
     -----------------------------------------------
owner of certain subsidiaries that do not guarantee the Company's senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                                          As of June 30, 2001
                                                -----------------------------------------------------------------------
                                                 Guarantor         Non-Guarantor        Adjustments           Total
                                                -----------        -------------       -------------      -------------
CURRENT ASSETS:
 Cash...................................         $   2,010           $  2,248           $       --         $    4,258
 Accounts receivable....................            34,923              5,492              (11,697)            28,718
 Inventories............................            28,433              7,735               (1,677)            34,491
 Other current assets...................             4,997             78,737              (81,831)             1,903
                                                 ---------           --------           ----------         ----------
   Total current assets.................            70,363             94,212              (95,205)            69,370

PROPERTY, PLANT
 AND EQUIPMENT, NET.....................            46,654              1,095                   --             47,749

OTHER ASSETS:
 Intangible assets, net.................            26,627             34,641                   --             61,268
 Deferred financing costs,  net.........             8,867                 --                   --              8,867
 Deferred tax asset.....................            68,881                236                   --             69,117
 Investment in non-guarantor
  subsidiaries..........................            29,245                 --              (29,245)                --
 Other..................................               380              3,195                   --              3,575
                                                 ---------           --------           ----------         ----------
   Total other assets...................         $ 134,000           $ 38,072           $  (29,245)        $  142,827
                                                 ---------           --------           ----------         ----------

                                                 $ 251,017           $133,379           $ (124,450)        $  259,946
                                                 =========           ========           ==========         ==========

CURRENT LIABILITIES:
 Notes payable to bank..................             8,500              3,684                   --             12,184
 Accounts payable.......................            17,149              1,276               (6,658)            11,767
 Accrued liabilities....................            10,522              2,215                   --             12,737
 Notes payable to affiliate.............             5,000                 --                   --              5,000
 Other current liabilities..............               971             23,960              (22,527)             2,404
                                                 ---------           --------           ----------         ----------
   Total current liabilities............            42,142             31,135              (29,185)            44,092


OTHER LIABILITIES:
 Note payable to affiliate, net of
  current portion.......................             6,451              2,266                   --              8,717
 Notes payable to bank, net of current
  portion...............................            72,500             14,691                   --             87,191
 Senior subordinated notes..............           115,000                 --                   --            115,000
 Other non-current liabilities..........                --                981                   --                981
                                                 ---------           --------           ----------         ----------
   Total liabilities....................           236,093             49,073              (29,185)           255,981
Mandatorily-redeemable preferred stock..            42,421                 --                   --             42,421

STOCKHOLDERS' EQUITY (DEFICIT)..........           (27,497)            84,306              (95,265)           (38,456)
                                                 ---------           --------           ----------         ----------
                                                 $ 251,017           $133,379           $ (124,450)        $  259,946
                                                 =========           ========           ==========         ==========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                       As of December 31, 2000
                                                          -----------------------------------------------------------------------
                                                            Guarantor          Non-Guarantor         Adjustments         Total
                                                          -----------        ----------------      --------------      ----------
CURRENT ASSETS:
 Cash...............................................      $      437         $     3,093           $       --          $    3,530
 Accounts receivable................................          32,665               4,395               (8,753)             28,307
 Inventories........................................          38,703               7,973               (2,066)             44,610
 Other current assets...............................           6,350              52,467              (56,985)              1,832
                                                          ----------         -----------           ----------          ----------
   Total current assets.............................          78,155              67,928              (67,804)             78,279

PROPERTY, PLANT
 AND EQUIPMENT, NET.................................          48,260               1,165                   --              49,425

OTHER ASSETS:
 Intangible assets, net.............................          27,719              39,854                   --              67,573
 Deferred financing costs,  net.....................           9,587                  --                   --               9,587
 Deferred tax asset.................................          68,881                 224                   --              69,105
 Investment in non-guarantor subsidiaries...........          29,245                  --              (29,245)                 --
 Other..............................................             294                 971                   --               1,265
                                                          ----------         -----------           ----------          ----------
   Total other assets...............................         135,726              41,049              (29,245)            147,530
                                                          ----------         -----------           ----------          ----------
                                                          $  262,141         $   110,142           $  (97,049)         $  275,234
                                                          ==========         ===========           ==========          ==========

CURRENT LIABILITIES:
 Notes payable to bank..............................      $    7,500         $     3,186           $        -          $   10,686
 Accounts payable...................................          24,758               4,711               (9,149)             20,320
 Accrued liabilities................................           9,420               3,287                   --              12,707
 Notes payable to affiliate.........................           2,000                  --                   --               2,000
 Other current liabilities..........................           1,242              22,764              (20,999)              3,007
                                                          ----------         -----------           ----------          ----------
   Total current liabilities........................          44,920              33,948              (30,148)             48,720


OTHER LIABILITIES:
 Note payable to affiliate, net of
  current portion...................................              --              8,266                    --               8,266
 Notes payable to bank, net of current portion......          75,000             10,962                    --              85,962
 Senior subordinated notes..........................         115,000                 --                    --             115,000
 Other non-current liabilties.......................              --              1,095                (1,095)                 --
                                                          ----------         ----------            ----------          ----------
   Total liabilities................................         234,920             54,271               (31,243)            257,948
                                                          ----------         ----------            ----------          ----------
Mandatorily-redeemable preferred stock..............          40,061                 --                    --              40,061

STOCKHOLDERS' EQUITY (DEFICIT)......................         (12,840)            55,871               (65,806)            (22,775)
                                                          ----------         ----------            ----------          ----------
                                                          $  262,141         $  110,142            $  (97,049)         $  275,234
                                                          ==========         ==========            ==========          ==========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                                                       Three Months Ended June 30, 2001
                                                      ------------------------------------------------------------------

                                                       Guarantor          Non-             Adjustments          Total
                                                                        Guarantor
                                                      ------------     -------------      --------------    ------------
NET SALES......................................        $   37,026       $     7,033         $   (3,258)        $  40,801
COST OF SALES..................................            24,724             3,734             (3,497)           24,961
                                                       -----------      -----------          ----------        ---------
 Gross Profit..................................            12,302             3,299                239            15,840
OPERATING EXPENSES:
 Selling, distribution, general and
  administrative...............................            11,531             1,730                 --            13,261
 Goodwill amortization.........................               385               894                 --             1,279
 Research and development......................               179               257                 --               436
                                                       -----------      -----------          ----------        ----------
                                                           12,095             2,881                 --            14,976
                                                       -----------      -----------          ----------        ----------
 Income (loss) from operations.................               207               418                239               864

INTEREST AND OTHER EXPENSE.....................             4,949               425                969             6,343
                                                       -----------      -----------          ----------        ----------
 Income (loss) before provision (benefit) for
  income taxes.................................            (4,742)               (7)              (730)           (5,479)
PROVISION (BENEFIT) FOR INCOME TAXES...........                --               340                 --               340
                                                       -----------      ------------         ----------        ----------
Net Income (loss)..............................        $   (4,742)      $      (347)         $    (730)        $  (5,819)
                                                       ===========      ============         ==========        ==========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                                                       Three Months Ended June 30, 2000
                                                   ----------------------------------------------------------------------

                                                     Guarantor            Non-              Adjustments         Total
                                                                        Guarantor
                                                   ---------------     ------------       --------------    -------------
NET SALES......................................        $   29,746       $     4,823         $   (2,758)      $    31,811
COST OF SALES..................................            15,634             1,949             (2,758)           14,825
                                                       ----------       -----------         ----------       -----------
 Gross Profit..................................            14,112             2,874                 --            16,986
OPERATING EXPENSES:
 Selling, distribution, general and
  administrative...............................             9,211             1,585                 --            10,796
 Amortization of goodwill......................               329               488                 --               817
 Research and development......................               290               339                 --               629
                                                       ----------       -----------         ----------       -----------
                                                            9,830             2,412                 --            12,242
                                                       ----------       -----------         ----------       -----------
 Income (loss) from operations.................             4,282               462                 --             4,744
                                                       ----------       -----------         ----------       -----------

 INTEREST AND OTHER EXPENSE....................             4,598               532                 --             5,130

 Income (loss) before provision (benefit) for
  income taxes.................................              (316)              (70)                --              (386)
PROVISION (BENEFIT) FOR INCOME TAXES...........              (125)              124                 --                (1)
                                                       ----------       -----------         ----------       -----------

Net Income (loss)..............................        $     (191)      $       194         $       --       $      (385)
                                                       ==========       ===========         ==========       ===========


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                            Six Months Ended June 30, 2001
                                                        ----------------------------------------------------------------------------
                                                                                   Non-
                                                              Guarantor          Guarantor          Adjustments           Total
                                                        -------------------   --------------     ----------------     --------------
NET SALES...............................................      $ 72,219           $ 13,008            $ (6,621)        $   78,606

COST OF SALES...........................................        52,124              6,935              (6,068)            52,991
                                                              --------           --------            --------         ----------
 Gross Profit...........................................        20,095              6,073                (553)            25,615
OPERATING EXPENSES:
 Selling, distribution, general and administrative......        22,619              3,163                  --             25,782
 Amortization of goodwill...............................           770              2,475                  --              3,245
 Research and development...............................           394                507                  --                901
                                                              --------           --------            --------         ----------
                                                                23,783              6,145                  --             29,928
                                                              --------           --------            --------         ----------
 Income (loss) from operations..........................        (3,688)               (72)               (553)            (4,313)
                                                              --------           --------            --------         ----------

 INTEREST AND OTHER EXPENSE.............................         9,585              2,175               2,082             13,842

 Income (loss) before provision (benefit) for
   income taxes.........................................       (13,273)            (2,247)             (2,635)           (18,155)
PROVISION (BENEFIT) FOR INCOME TAXES....................            --                527                  --                527
                                                              --------           --------            --------         ----------
Net Income (loss).......................................      $(13,273)          $ (2,774)           $ (2,635)        $  (18,682)
                                                              ========           ========            ========         ==========

                                       11
S

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                 Six Months Ended June 30, 2000
                                                         -------------------------------------------------------------------------
                                                                                 Non-
                                                            Guarantor         Guarantor           Adjustments           Total
                                                         ---------------   ----------------  -------------------   ---------------
NET SALES.................................................  $64,018           $13,672              $(5,072)           $ 72,618
COST OF SALES.............................................   35,963             6,237               (4,872)             37,328
                                                            -------           -------              -------            --------
  Gross Profit............................................   28,055             7,435                 (200)             35,290
OPERATING EXPENSES:
  Selling, distribution, general and administrative.......   16,082             3,443                   --              19,525
  Amortization of goodwill................................      598             1,022                   --               1,620
  Research and development................................      572               677                   --               1,249
                                                            -------           -------              -------            --------
                                                             17,252             5,142                   --              22,394
                                                            -------           -------              -------            --------
  Income from operations..................................   10,803             2,293                 (200)             12,896
                                                            -------           -------              -------            --------
  INTEREST AND OTHER EXPENSE..............................    9,150             1,317                   --              10,467

  Income  before provision for income taxes...............    1,653               976                 (200)              2,429

PROVISION  FOR INCOME TAXES...............................      699               516                   --               1,215
                                                            -------           -------              -------            --------
Net Income................................................  $   954           $   460              $  (200)           $  1,214
                                                            =======           =======              =======            ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001



                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                           Six Months Ended June 30, 2001
                                                              -------------------------------------------------------
                                                                                        Non-
                                                                Guarantor            Guarantor              Total
                                                              ------------         ------------         ------------
Net cash used in operating activities.....................    $     (4,535)        $     (8,493)        $    (13,028)
Net cash provided by (used in) investing activities.......          (1,977)               3,977                2,000
Net cash provided by financing activities.................           3,735                3,461                7,196
Effect of exchange rate changes on cash...................    $         --                4,560                4,560
                                                              ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH...........................          (2,777)               3,505                  728
CASH, beginning of period.................................             437                3,093                3,530
CASH, end of period.......................................    $      2,010         $      2,248         $      4,258
                                                              ============         ============         ============

                                                                           Six Months Ended June 30, 2000
                                                              -------------------------------------------------------
                                                                                        Non-
                                                                Guarantor            Guarantor              Total
                                                              ------------         ------------         ------------
Net cash provided by (used in) operating activities.......    $       (350)        $      3,388         $      3,038
Net cash used in investing activities.....................          (3,708)              (2,047)              (5,755)
Net cash provided (used in) by financing activities.......           3,900               (1,636)               2,264
Effect of exchange rate changes on cash...................              81                  226                  307
                                                              ------------         ------------         ------------
NET DECREASE IN CASH......................................             (77)                 (69)                (146)
CASH, beginning of period.................................             184                2,733                2,917
                                                              ------------         ------------         ------------
CASH, end of period.......................................    $        107         $      2,664         $      2,771
                                                              ============         ============         ============

The Company operates in two segments: North American operations (guarantor) and international operations (non-guarantor). The financial data of these two segments closely approximates the guarantor/non-guarantor information set forth above and, accordingly, separate segment data is not provided.

     On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings up to $19.1 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by Hudson Euro SarL, a wholly-owned subsidiary of the company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson France S.A.S.

5.   Subsequent Events.
     ------------------

     In August 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain shareholders in the amount of $3,500,000. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the holder. Additionally, in August 2001, the Company issued for $3,000,000 cash an additional 300,000 shares of redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company).

     The company was not in compliance with certain restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and expects to remain in compliance throughout the term of the agreement. As part of the amendment, (1) the Company's shareholders committed to invest an additional $18 million, of which $11.4 million was invested in April and May of 2001 (2) interest rate margins were increased.

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

Recent Developments

     Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter and six months ended June 30, 2001 reflect increased freight, distribution, and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management continued to implement a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                     Three Month Period Ended                    Six Month Period Ended
                                                            (unaudited)                                (unaudited)
                                              -------------------------------------       ----------------------------------
                                                    June 30,              June 30,              June 30,         June 30,
                                                      2000                  2001                 2000              2001
                                              ---------------   -------------------       ----------------   ---------------
                                                          (in thousands)                             (in thousands)
Net sales...............................      $        31,811      $         40,801         $       72,618   $        78,606
Cost of sales...........................               14,825                24,961                 37,328            52,991
                                              ---------------      ----------------         --------------   ---------------
  Gross profit..........................               16,986                15,840                 35,290            25,615
Selling expenses........................                3,896                 5,760                  7,715            10,571
Distribution expenses...................                1,990                 2,221                  3,463             4,998
General and administrative expenses.....                4,910                 5,280                  8,347            10,213
Amortization of goodwill................                  817                 1,279                  1,620             3,245
Research and development expenses.......                  629                   436                  1,249               901
                                              ---------------      ----------------         --------------   ---------------
Total operating expenses................               12,242                14,976                 22,394            29,928
                                              ---------------      ----------------         --------------   ---------------
Operating income........................      $         4,744      $            864         $       12,896   $        (4,313)
                                              ===============      ================         ==============   ===============

                                             Three Month Period Ended              Six Month Period Ended
                                                   (unaudited)                           (unaudited)
                                         -----------------------------         ----------------------------
                                              June 30,         June 30,             June 30,        June 30,
                                               2000              2001                 2000            2001
                                         ------------    -------------         ------------    ------------
Net sales............................           100.0%           100.0%               100.0%          100.0%
Cost of sales........................            46.6             61.2                 51.4            67.4
                                         ------------    -------------         ------------    ------------
   Gross profit......................            53.4             38.8                 48.6            32.6
Selling expenses.....................            12.2             14.1                 10.6            13.4
Distribution expenses................             6.3              5.4                  4.8             6.4
General and administrative expenses..            15.4             12.9                 11.5            13.0
Amortization of goodwill.............             2.6              3.1                  2.2             4.1
Research and development expenses....             2.0              1.1                  1.7             1.1
                                         ------------    -------------         ------------    ------------
Total operating expenses.............            38.5             36.7                 30.8            38.1
                                         ------------    -------------         ------------    ------------
Operating income.....................            14.9%             2.1%                17.8%           (5.5)%
                                         ============    =============         ============    ============

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $40.8 million in the second quarter of 2001 as compared to $31.8 million in the second quarter of 2000, an increase of $9.0 million or 28.3%. Domestic hospital sales increased by $2.6 million or 12.7% due to shipping difficulties encountered in the second quarter of 2000 relating to the implementation of the new management information system. Additionally, sales in the second quarter of 2001 reflect sales of the acquired SHERIDAN(R)product line. Alternate site sales increased by $1.0 million or 19.3%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000. International sales increased by $4.9 million or 102%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000, as well as sales of the acquired SHERIDAN(R) product line. OEM sales increased by $0.5 million due to changes in purchasing patterns from some of its OEM customers.

     The Company's gross profit for the second quarter of 2001 was $15.8 million, a decrease of $1.1 million or 6.7% from the second quarter of 2000. As a percentage of sales, gross profit was 38.8% and 53.4% for the second quarter of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products with lower gross margins.

     Selling expenses were $5.8 million for the second quarter of 2001, a $1.9 million increase over the second quarter of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 14.1% in the second quarter of 2001 as compared to 12.2% in the second quarter of 2000.

     Distribution expenses were $2.2 million for the second quarter of 2001, an increase of $0.2 million or 11.6% over the second quarter of 2000. As a percentage of sales, distribution expenses decreased to 5.4% in the second quarter of 2001 as compared to 6.3% in the second quarter of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility, However, this increase would have been greater if not offset by high levels of overtime in the second quarter of 2000, the result of difficulties with the implementation and lack of experience with the new management information system.

     General and administrative expenses were $5.3 million in the second quarter of 2001, an increase of $0.4 million or 7.5% over the second quarter of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 12.9% in the second quarter of 2001 as compared to 15.4% in the second quarter of 2000.

     Research and development expenses were $0.4 million for the second quarter of 2001, a decrease of $0.2 million from the second quarter of 2000.

     Interest expense and other was $6.3 million for the second quarter of 2001, as compared to $5.1 million in the second quarter of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition and increased borrowings for working capital requirements.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $78.6 million in the first six months of 2001 as compared to $72.6 million in the first six months of 2000, representing an increase of $6.0 million or 8.2%. Domestic hospital sales were $45.4 million for the first six months of 2001, a decrease of $0.5 million or 1.1% from the first six months of 2000. Shipping difficulties in the second quarter of 2000 and sales in 2001 of the SHERIDAN(R) product line, acquired in the fourth quarter of 2000, were offset by a weak influenza season in early 2001. Alternate site sales increased by $1.2 million or 10.9%, the result of shipping difficulties in the second quarter of 2000 relating the implementation of the management information system. International sales increased by $4.3 million or 30.8%, the result of 2001 sales of SHERIDAN products as well as the shipping difficulties seen in the second quarter of 2000. OEM sales were $2.4 million in the first six months of 2001, unchanged from the first six months of 2000.

     The Company's gross profit for the first six months of 2001 was $25.6 million, a decrease of $9.7 million or 27.4% from the first six months of 2000. As a percentage of sales, the gross profit was 32.6% and 48.0% for the first six months of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN(R) acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production, and an unfavorable mix variance caused by higher sales of products with lower gross margins. In addition, certain non-recurring, unfavorable inventory adjustments occurred in the first quarter of 2001as a result of a lack of familiarity with the new management information system.

     Selling expenses were $10.6 million for the first six months of 2001, a $2.9 million increase over the first six months of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 13.4% in the first six months of 2001 as compared to 10.6% in the first six months of 2000.

     Distribution expenses were $5.0 million for the first six months of 2001, an increase of $1.5 million or 44.3 % over the first six months of 2000. As a percentage of sales, distribution expenses increased to 6.4% in the first six months of 2001 as compared to 4.8% in the first six months of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $10.2 million in the first six months of 2001, an increase of $1.9 million or 22.4% over the first six months of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.0% in the first six months of 2001 as compared to 11.5% in the first six months of 2000.

     Research and development expenses were $0.9 million for the first six months of 2001, a decrease of $0.3 from the first six months 2000.

     Interest expense and other was $13.8 million for the first six months of 2001, as compared to $10.4 million in the first six months of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN(R) acquisition.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $3.0 million and $(13.0) million in the first six months of 2000 and 2001, respectively. The decrease from the second quarter of 2000 to the second quarter of 2001 is primarily attributable to decreased operating income, increased interest expense due to higher debt levels and a decline in accounts payable. For the six months ended June 30, 2001, the Company reduced trade payables by approximately $8.6 million. This was partially offset by a $10.1 million reduction in inventories. The Company had operating working capital, excluding cash and short-term debt, of $38.7 million and $38.2 million as of December 31, 2000 and June 30, 2001, respectively. Inventories were $44.6 million and $34.5 million as of December 31, 2000 and June 30, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $28.3 million and $28.7 million at December 31, 2000 and June 30, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the six months ended June 30, 2001, net cash provided by investing activities was $2.0 million, reflecting purchases of manufacturing equipment, offset by exchange losses on intangible assets of foreign affiliates. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 30, 2001, net cash provided by financing was $7.2 million, reflecting additions of notes payable to affiliates and additional bank borrowings. This was somewhat offset by repayment of certain notes payable to affiliates and banks.

     On March 21, 2001, the Company replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings up to $19.1 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate + 0% to 1.65%, based on the outstanding balance of the loan. The loan is secured by Hudson Euro SarL, a wholly-owned subsidiary of the company and 100% owner of Hudson RCI AB, Hudson RCI UK Ltd. and Hudson France S.A.S.

     As of June 30, 2001, The Company had outstanding $228.1 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $81.0 million under the Company's Credit Facility, $13.7 million in notes payable to affiliates and $18.4 million in outstanding borrowings under the bank facility of Hudson RCI AB.

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


                                                                    Margin
                                                         --------------------------
               Period and Loan Type                      Base Rate        Eurodollar
               --------------------                      ---------        ---------
               Through June, 2002
                  Term and Working Capital                 3.00%              4.00%
                  Acquisition                              3.25%              4.25%

               July, 2002 through March, 2003
                  Term and Working Capital                 3.50%              4.50%
                  Acquisition                              3.75%              4.75%

               Thereafter
                  Term and Working Capital                 4.00%              5.00%
                  Acquisition                              4.25%              5.25%


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

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of June 30, 2001, the Company was not in compliance with certain of these restrictive covenants. Subsequently, the Credit Facility has been amended and all non-compliance was cured.

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

     As of June 30, 2001, the Company had $13.7 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli. The notes bear interest at 12.0% per annum to 14.0% per annum, mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $14.1 million as of June 30, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 0.75% to 1.75% (4.884% to 5.884% at June 30, 2001), matures in
December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

     The Company has issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an initial aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11 1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed approximately $15.1 million in the form of convertible subordinated debt and equity in April May and August of 2001 and contributed an additional $3.0 million in redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company) in August of 2001, in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not be material to the financial statements.

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002 the Company will cease recording amortization of goodwill which would increase net income before taxes in 2002 by approximately $6.5 million, net of income taxes. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     On April 17, 2001, the Company issued Senior Subordinated Convertible Promissory Notes Due 2005 (the "Notes"), convertible into an aggregate of 645,125 shares of the Company's common stock, for total cash consideration to the Company of $6,451,250, to existing shareholders of Holding and management. Each Note is convertible into common stock of the Company at the rate of one share of common stock for each $10 of principal on the Note. Each Note is convertible at the option of the holder thereof, and all of the Notes are subject to mandatory conversion upon the vote of the holders of a majority of the aggregate outstanding principal balance of all of the Notes.

     The sale and issuance of the Notes was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, as a sale of securities to no more than thirty-five purchasers, each of whom was an "Accredited Investor", as that term is defined in Rule 501 of Regulation D.

     On April 17, 2001, the Company sold 10,002 shares of its common stock, as adjusted, to River Holding Corp., for total cash consideration to the Company of $100,020.

     The sale issuance of the common stock to River Holding Corp. was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           4.3(1) Form of Senior Subordinated Convertible Promissory Note Due 2005 made by the Company.

           4.4(1) Certificate of Determination of Preferences of 12% Junior Convertible Cumulative Preferred Stock of the Company.

          10.19(1) Subordination Agreement dated as of April 17, 2001 among the
                   Company, FS Equity Partners IV, L.P., Bankers Trust Company and the Subordinated Creditors party thereto.

     (b) Reports on Form 8-K

         None.

(1) To be filed by Amendment

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HUDSON RESPIRATORY CARE INC.,
                         a California corporation


August 15, 2001          By:    /s/ Patrick G. Yount
                                ------------------------------------------------
                                Patrick G. Yount
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                Officer)