Form 10-Q/A
period 2001-06-30
HUDSON RESPIRATORY CARE INC
filed 2001-09-14
CIK 1061893

================================================================================

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

                               _________________

                          HUDSON RESPIRATORY CARE INC.
             (Exact name of registrant as specified in its charter)

                               _________________


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

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

        Item 1. Unaudited Condensed Consolidated Financial Statements:

                Unaudited Condensed Consolidated Balance Sheets as of
                December 31, 2000 and June 30, 2001.....................    1

                Unaudited Condensed Consolidated Statements of
                Operations and Comprehensive Income (Loss) for the
                Three and Six months Ended June 30, 2000 and 2001.......    3

                Unaudited Condensed Consolidated Statements of Cash
                Flows for the Three Months Ended June 30, 2000 and 2001.    4

                Notes to Unaudited Condensed Consolidated Financial
                Statements..............................................    5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................   15


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K........................   22


SIGNATURE...............................................................   23

     The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as set forth below:

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

               UNAUDITIED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                         (Dollar Amounts in Thousands)

                                                 December 31,     June 30,
                                                    2000            2001
                                                 ------------    ----------
CURRENT ASSETS:

  Cash.........................................    $  3,530       $  4,258

  Accounts receivable, less allowance for
   doubtful accounts of $3,500 and $3,757 at
   December 31, 2000 and June 30, 2001,
   respectively................................      28,307         28,718
  Inventories..................................      44,610         34,491
  Other current assets.........................       1,832          1,903
                                                   --------       --------
     Total current assets......................      78,279         69,370
                                                   --------       --------


PROPERTY, PLANT AND EQUIPMENT, net.............      49,425         47,749
                                                   --------       --------

OTHER ASSETS:

  Intangible assets, net.......................      67,573         61,268

  Deferred financing costs, net................       9,587          8,867

  Deferred tax asset...........................      69,105         69,117

  Other assets.................................       1,265          3,575
                                                   --------       --------
    Total other assets.........................     147,530        142,827
                                                   --------       --------
      Total assets.............................    $275,234       $259,946
                                                   ========       ========

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY (DEFICIT)

                         (Dollar Amounts in Thousands)

                                                  December 31,      June 30,
                                                     2000             2001
                                                  ------------     ----------
CURRENT LIABILITIES:

  Notes payable to bank.........................   $  10,686       $  12,184
  Accounts payable..............................      20,320          11,767
  Accrued liabilities...........................      12,707          12,737
  Note payable to affiliates....................       2,000           5,000
  Other current liabilities.....................       3,007           2,404
                                                   ---------       ---------
    Total current liabilities...................      48,720          44,092
                                                   ---------       ---------

NOTE PAYABLE TO AFFILIATE, net of current
 portion........................................       8,266           8,717
SENIOR SUBORDINATED NOTES PAYABLE...............     115,000         115,000
NOTES PAYABLE TO BANK, net of current portion...      85,962          87,191
OTHER NON-CURRENT LIABILITIES...................          --             981
                                                   ---------       ---------
  Total liabilities.............................     257,948         255,981
                                                   ---------       ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01
 par value:  authorized -- 1,800 shares; issued
 and outstanding -- 421 shares; liquidation
 preference: $40,610............................      39,043          41,329

  Accrued preferred stock dividend, payable in
   kind.........................................       1,018           1,092
                                                   ---------       ---------
                                                      40,061          42,421
                                                   ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock, no par value:

    Authorized -- 15,000 shares, issued and
     Outstanding -- 10,387 and 10,391 at
     December 31, 2000 and June 30, 2001,
     respectively...............................      98,158          98,962
  Cumulative translation adjustment.............      (1,151)          3,409
  Accumulated deficit...........................    (119,782)       (140,827)
                                                   ---------       ---------
     Total stockholders' equity (deficit).......     (22,775)        (38,456)
                                                   ---------       ---------
       Total liabilities, mandatorily-redeemable
        preferred stock and stockholders' equity
        (deficit)...............................   $ 275,234       $ 259,946
                                                   =========       =========

             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                 (Dollar Amounts in Thousands)

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                      June 30,  June 30,     June 30, June 30,
                                        2000      2001         2000     2001
                                      --------  --------     -------- --------
NET SALES...........................  $31,811    $40,801     $72,618  $ 78,606
COST OF SALES.......................   14,825     24,961      37,328    52,991
                                      -------    -------     -------  --------
  Gross Profit......................   16,986     15,840      35,290    25,615
                                      -------    -------     -------  --------
OPERATING EXPENSES:

  Selling, distribution, general &
   administrative..................    10,796     13,261      19,525    25,782
  Amortization of goodwill.........       817      1,279       1,620     3,245
  Research and development.........       629        436       1,249       901
                                      -------    -------     -------  --------
                                       12,242     14,976      22,394    29,928
                                      -------    -------     -------  --------
     Income (loss) from operations.     4,744        864      12,896    (4,313)


INTEREST EXPENSE AND OTHER.........     5,130      6,343      10,467    13,842
                                      -------    -------     -------  --------
  Net income (loss) before benefit
   for income taxes................      (386)    (5,479)      2,429   (18,155)

PROVISION FOR INCOME TAXES.........        (1)       340       1,215       527
                                      -------    -------     -------  --------
  Net Income (loss)................   $  (385)   $(5,819)    $ 1,214  $(18,682)


OTHER COMPREHENSIVE INCOME:
  Foreign currency translation
   gain (loss).....................       101      3,831         307     4,560
                                      -------    -------     -------  --------
    Comprehensive income (loss)....   $  (284)   $(1,988)    $ 1,521  $ 14,122
                                      =======    =======     =======  ========

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts in Thousands)

                                                              Six Months Ended
                                                              -----------------
                                                              June 30, June 30,
                                                                2000     2001
                                                              -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 1,214  $(18,682)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities --
    Depreciation and amortization...........................    5,310     5,979
    Amortization of deferred financing costs................      490       505
    Deferred taxes..........................................       88       (13)
  Change in operating assets and liabilities:
    Accounts receivable.....................................   (5,483)     (411)
    Inventories.............................................   (6,849)   10,120
    Other current assets....................................    2,392       (71)
    Other assets............................................      135    (2,310)
    Accounts payable........................................    2,376    (8,553)
    Accrued liabilities.....................................    3,452        30
    Other current liabilities...............................      (87)     (603)
    Other non-current liabilities...........................       --       981
                                                              -------  --------
      Net cash provided by (used in) operating activities...    3,038   (13,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (5,755)   (2,464)
  (Additions) retirements of intangible assets..............       --     4,464
                                                              -------  --------
      Net cash used in investing activities.................   (5,755)    2,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable to bank........................   (1,500)   (3,500)
  Proceeds from bank borrowings.............................    3,764     6,227
  Repayment of notes payable to affiliates..................       --    (6,000)
  Proceeds from notes payable to affiliates.................       --     9,451
  Additions of deferred financing costs.....................       --       215
  Sale of common stock, net of costs........................       --       803
                                                              -------  --------
      Net cash provided by (used in) financing activities...    2,246     7,196

Effect of exchange rate changes on cash.....................      307     4,560
                                                              -------  --------
NET INCREASE IN CASH........................................     (146)      728
CASH, beginning of period...................................    2,917     3,530
                                                              -------  --------
CASH, end of period.........................................  $ 2,771  $  4,258
                                                              =======  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest................................................  $ 6,700  $  7,693

NON-CASH FINANCING ACTIVITIES:

  Preferred dividends accrued or paid-in-kind...............  $ 2,118  $  2,361
                                                              =======  ========

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


1.  Financial Statements.  The condensed consolidated financial statements
    --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, and the results of operations and cash flows for the six-month periods ended June 30, 2000 and June 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be achieved for a full year.

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

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt this statement for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase net income in 2002 by approximately $2.8 million, net of income taxes. Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on our financial position or the results of our operations as the Company does not currently anticipate any impairment charges for existing goodwill.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

3.  Inventories.  Inventories consisted of the following (amounts in
    -----------
thousands):

                                             December 31,       June 30,
                                                 2000             2001
                                             ------------      ----------
Raw materials...........................       $ 8,134          $ 7,090
Work-in-process.........................         6,591            5,161
Finished goods..........................        29,885           22,240
                                               -------          -------
                                               $44,610          $34,491
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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                              As of June 30, 2001
                               -----------------------------------------------
                               Guarantor Non-Guarantor  Adjustments    Total
                               --------- -------------  -----------  ---------
CURRENT ASSETS:
  Cash.....................     $  2,010   $  2,248     $    --      $  4,258
  Accounts receivable......       34,923      5,492       (11,697)     28,718
  Inventories..............       28,433      7,735        (1,677)     34,491
  Other current assets.....        4,997     78,737       (81,831)      1,903
                                --------   --------     ---------    --------
    Total current assets...       70,363     94,212       (95,205)     69,370

PROPERTY, PLANT AND
 EQUIPMENT, NET............       46,654      1,095           --       47,749

OTHER ASSETS:
  Intangible assets, net...       26,627     34,641           --       61,268
  Deferred financing costs,
   net.....................        8,867        --            --        8,867
  Deferred tax asset.......       68,881        236           --       69,117
  Investment in non-
   guarantor subsidiaries..       29,245        --        (29,245)        --
  Other....................          380      3,195           --        3,575
                                --------   --------     ---------    --------
    Total other assets.....      134,000   $ 38,072     $ (29,245)   $142,827
                                --------   --------     ---------    --------
                                 251,017    133,379     $(124,450)   $259,946
                                ========   ========     =========    ========
CURRENT LIABILITIES:
  Notes payable to bank....        8,500      3,684           --       12,184
  Accounts payable.........       17,149      1,276        (6,658)     11,767
  Accrued liabilities......       10,522      2,215           --       12,737
  Notes payable to
   affiliate...............        5,000        --            --        5,000
  Other current liabilities          971     23,960       (22,527)      2,404
                                --------   --------     ---------    --------
    Total current
     liabilities...........       42,142     31,135       (29,185)     44,092

OTHER LIABILITIES:
  Note payable to
   affiliate, net off
   current portion.........        6,451      2,266           --        8,717
  Notes payable to bank,
   net of current portion..       72,500     14,691           --       87,191
  Senior subordinated notes      115,000        --            --      115,000
  Other non-current
   liabilities.............          --         981           --          981
                                --------   --------     ---------    --------
    Total liabilities......      236,093     49,073       (29,185)    255,981
Mandatorily-redeemable
 preferred stock...........       42,421        --            --       42,421

STOCKHOLDERS' EQUITY
 (DEFICIT).................       27,497     84,306       (95,265)    (38,456)
                                --------   --------     ---------    --------
                                $251,017   $133,379     $(124,450)   $259,946
                                ========   ========     =========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                          As of December 31, 2000
                               -----------------------------------------------
                               Guarantor Non-Guarantor  Adjustments    Total
                               --------- -------------  -----------  ---------
CURRENT ASSETS:
  Cash........................ $    437    $  3,093      $     --    $  3,530
  Accounts receivable.........   32,665       4,395        (8,753)     28,307
  Inventories.................   38,703       7,973        (2,066)     44,610
  Other current assets........    6,350      52,467       (56,985)      1,832
                               --------    --------      --------    --------
    Total current assets......   78,155      67,928       (67,804)     78,279

PROPERTY, PLANT AND EQUIPMENT,
 NET..........................   48,260       1,165            --      49,425

OTHER ASSETS:
 Intangible assets, net.......   27,719      39,854            --      67,573
 Deferred financing costs,
  net.........................    9,587          --            --       9,587
 Deferred tax asset...........   68,881         224            --      69,105
 Investment in non-guarantor
  subsidiaries................   29,245          --       (29,245)         --
 Other........................      294         971            --       1,265
                               --------    --------      --------    --------
   Total other assets.........  135,726      41,049       (29,245)    147,530
                               --------    --------      --------    --------
                               $262,141    $110,142      $(97,049)   $275,234
                               ========    ========      ========    ========

CURRENT LIABILITIES:
  Notes payable to bank....... $  7,500    $  3,186      $     --    $ 10,686
  Accounts payable............   24,758       4,711        (9,149)     20,320
  Accrued liabilities.........    9,420       3,287            --      12,707
  Notes payable to affiliate..    2,000          --            --       2,000
  Other current liabilities...    1,242      22,764       (20,999)      3,007
                               --------    --------      --------    --------
    Total current liabilities.   44,920      33,948       (30,148)     48,720

OTHER LIABILITIES:
  Note payable to affiliate,
   net of current portion.....       --       8,266            --       8,266
  Notes payable to bank, net
   of current portion.........   75,000      10,962            --      85,962
  Senior subordinated notes...  115,000          --            --     115,000
  Other non-current
   liabilities................       --       1,095        (1,095)         --
                               --------    --------      --------    --------
    Total liabilities.........  234,920      54,271       (31,243)    257,948
                               --------    --------      --------    --------
Mandatorily-redeemable
 preferred stock..............   40,061          --            --      40,061

STOCKHOLDERS' EQUITY (DEFICIT)  (12,840)     55,871       (65,806)    (22,775)
                               --------    --------      --------    --------
                               $262,141    $110,142      $(97,049)   $275,234
                               ========    ========      ========    ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                      Three Months Ended June 30, 2001
                               -----------------------------------------------
                               Guarantor Non-Guarantor  Adjustments    Total
                               --------- -------------  -----------  ---------
NET SALES....................   $37,026     $7,033        $(3,258)    $40,801
COST OF SALES................    24,724      3,734         (3,497)     24,961
                                -------     ------        -------     -------
  Gross Profit...............    12,302      3,299            239      15,840
OPERATING EXPENSES:
  Selling, distribution,
   general and administrative    11,531      1,730             --      13,261
  Goodwill amortization......       385        894             --       1,279
  Research and development...       179        257             --         436
                                -------     ------        -------     -------
                                 12,095      2,881             --      14,976
                                -------     ------        -------     -------
  Income (loss) from
   operations................       207        418            239         864

INTEREST AND OTHER EXPENSE...     4,949        425             --       6,343
                                -------     ------        -------     -------
  Income (loss) before
   provision (benefit) for
   income taxes..............    (4,742)        (7)          (730)     (5,479)

PROVISION (BENEFIT) FOR
 INCOME TAXES................        --        340             --         340
                                -------     ------        -------     -------
Net Income (loss)............   $(4,742)    $ (347)       $  (730)    $(5,819)
                                =======     ======        =======     =======

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                      Three Months Ended June 30, 2000
                               -----------------------------------------------
                               Guarantor Non-Guarantor  Adjustments    Total
                               --------- -------------  -----------  ---------
NET SALES....................   $29,746      $4,823      $(2,758)     $31,811
COST OF SALES................    15,634       1,949       (2,758)      14,825
                                -------      ------      -------      -------
  Gross Profit...............    14,112       2,874           --       16,986

OPERATING EXPENSES:
  Selling, distribution,
   general and administrative     9,211       1,585           --       10,796

  Amortization of goodwill...       329         488           --          817

  Research and development...       290         339           --          629
                                -------      ------      -------      -------
                                  9,830       2,412           --       12,242
                                -------      ------      -------      -------
  Income (loss) from
   operations................     4,282         462           --        4,744
                                -------      ------      -------      -------

  INTEREST AND OTHER EXPENSE.     4,598         532           --        5,130
                                -------      ------      -------      -------

  Income (loss) before
   provision (benefit) for
   income taxes..............      (316)        (70)          --         (386)
PROVISION (BENEFIT) FOR
 INCOME TAXES................      (125)        124           --           (1)
                                -------      ------      -------      -------
Net Income (loss)............   $  (191)     $  194      $    --      $  (385)
                                =======      ======      =======      =======

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                               Six Months Ended June 30, 2001
                                                                            --------------------------------------------
                                                                                         Non-
                                                                            Guarantor  Guarantor  Adjustments    Total
                                                                            ---------  ---------  -----------  ---------
NET SALES...............................................................     $ 72,219    $13,008      $(6,621) $ 78,606
COST OF SALES...........................................................       52,124      6,935       (6,068)   52,991
                                                                             --------    -------      -------  --------
 Gross Profit...........................................................       20,095      6,073         (553)   25,615
OPERATING EXPENSES:
 Selling, distribution, general and administrative......................       22,619      3,163           --    25,782
 Amortization of goodwill...............................................          770      2,475           --     3,245
 Research and development...............................................          394        507           --       901
                                                                             --------    -------      -------  --------
                                                                               23,783      6,145           --    29,928
                                                                             --------    -------      -------  --------
 Income (loss) from operations..........................................       (3,688)       (72)        (553)   (4,313)
                                                                             --------    -------      -------  --------

 INTEREST AND OTHER EXPENSE.............................................        9,585      2,175        2,082    13,842
                                                                             --------    -------      -------  --------

 Income (loss) before provision (benefit) for income taxes..............      (13,273)    (2,247)      (2,635)  (18,155)
PROVISION (BENEFIT) FOR INCOME TAXES....................................           --        527           --       527
                                                                             --------    -------      -------  --------
Net Income (loss).......................................................     $(13,273)   $(2,774)     $(2,635) $(18,682)
                                                                             ========    =======      =======  ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                                               Six Months Ended June 30, 2001
                                                                            --------------------------------------------
                                                                                         Non-
                                                                            Guarantor  Guarantor  Adjustments    Total
                                                                            ---------  ---------  -----------  ---------
NET SALES...............................................................      $64,018    $13,672      $(5,072)   $72,618
COST OF SALES...........................................................       35,963      6,237       (4,872)    37,328
                                                                              -------    -------      -------    -------
 Gross Profit...........................................................       28,055      7,435         (200)    35,290
OPERATING EXPENSES:
 Selling, distribution, general and administrative......................       16,082      3,443           --     19,525
 Amortization of goodwill...............................................          598      1,022           --      1,620
 Research and development...............................................          572        677           --      1,249
                                                                              -------    -------      -------    -------
                                                                               17,252      5,142           --     22,394
                                                                              -------    -------      -------    -------
 Income from operations.................................................       10,803      2,293         (200)    12,896
                                                                              -------    -------      -------    -------

 INTEREST AND OTHER EXPENSE.............................................        9,150      1,317           --     10,467
                                                                              -------    -------      -------    -------

 Income  before provision for income taxes..............................        1,653        976         (200)     2,429
PROVISION  FOR INCOME TAXES.............................................          699        516           --      1,215
                                                                              -------    -------      -------    -------
Net Income..............................................................      $   954     $  460      $  (200)   $ 1,214
                                                                              =======     ======      =======    =======

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001


                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                  Six Months Ended June 30, 2001
                                                                               -------------------------------------
                                                                                              Non-
                                                                               Guarantor    Guarantor       Total
                                                                               ---------    ---------    -----------
Net cash provided by (used in) operating activities......................        $(4,535)     $(8,493)      $(13,028)
Net cash provided by (used in) investing activities......................         (1,977)       3,977          2,000
Net cash provided by financing activities................................          3,735        3,461          7,196
Effect of exchange rate changes on cash..................................             --        4,560          4,560
                                                                                 -------      -------       --------
NET (DECREASE) INCREASE IN CASH..........................................         (2,777)       3,505            728
CASH, beginning of period................................................            437        3,093          3,530
CASH, end of period......................................................        $ 2,010      $ 2,248       $  4,258
                                                                                 =======      =======       ========


                                                                                  Six Months Ended June 30, 2001
                                                                               -------------------------------------
                                                                                              Non-
                                                                               Guarantor    Guarantor       Total
                                                                               ---------    ---------    -----------
Net cash provided by (used in) operating activities......................        $  (350)     $ 3,388        $ 3,038
Net cash used in investing activities....................................         (3,708)      (2,047)        (5,755)
Net cash provided by financing activities................................          3,900       (1,636)         2,264
Effect of exchange rate changes on cash..................................             81          226            307
                                                                                 -------      -------        -------
NET DECREASE IN CASH.....................................................            (77)         (69)          (146)
CASH, beginning of period................................................            184        2,733          2,917
                                                                                 -------      -------        -------
CASH, end of period......................................................        $   107      $ 2,664        $ 2,771
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

5.  Subsequent Events.
    ------------------

    The Company was not in compliance with certain restrictive covenants of the Credit Facility at June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, the Company was in compliance as of June 30, 2001 and the Company expects to remain in compliance throughout the term of the agreement. As part of the amendment, (1) the Company's shareholders agreed to invest an additional $18 million, of which $11.4 million was invested in April and May of 2001, and (2) interest rate margins were increased.

    In August 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $3,500,000. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the holder. Additionally, in August 2001 existing shareholders contributed $3.0 million in redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company).

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

Recent Developments

     Beginning in April 2000, the company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter ended June 30, 2001 reflect increased freight, distribution, and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new system. Management has implemented a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.


                                           Three Month Period Ended              Six Month Period Ended
                                                 (unaudited)                           (unaudited)
                                        -----------------------------         ----------------------------
                                           June 30,         June 30,             June 30,        June 30,
                                             2000             2001                 2000            2001
                                        ------------    -------------         ------------    ------------
                                                (in thousands)                       (in thousands)
Net sales..............................      $31,811          $40,801              $72,618         $78,606
Cost of sales..........................       14,825           24,961               37,328          52,991
                                             -------          -------              -------         -------
 Gross profit..........................       16,986           15,840               35,290
Selling expenses.......................        3,896            5,760                7,715          10,571
Distribution expenses..................        1,990            2,221                3,463           4,998
General and administrative expenses....        4,910            5,280                8,347          10,213
Amortization of goodwill...............          817            1,279                1,620           3,245
Research and development expenses......          629              436                1,249             901
                                             -------          -------              -------         -------
Total operating expenses...............       12,242           14,976               22,394          29,928
                                             -------          -------              -------         -------
Operating income.......................      $ 4,744          $   864              $12,896         $(4,313)
                                             =======          =======              =======         =======


                                           Three Month Period Ended              Six Month Period Ended
                                                 (unaudited)                           (unaudited)
                                        -----------------------------         ----------------------------
                                           June 30,         June 30,             June 30,        June 30,
                                             2000             2001                 2000            2001
                                        ------------    -------------         ------------    ------------
Net sales............................          100.0%           100.0%               100.0%          100.0%
Cost of sales........................           46.6             61.2                 51.4            67.4
                                         -----------    -------------         ------------    ------------
 Gross profit........................           53.4             38.8                 48.0            32.6
Selling expenses.....................           12.2             14.1                 10.6            13.4
Distribution expenses................            6.3              5.4                  4.8             6.4
General and administrative expenses..           15.4             12.9                 11.5            13.0
Amortization of goodwill.............            2.6              3.1                  2.2             4.1
Research and development expenses....            2.0              1.1                  1.7             1.1
                                         -----------    -------------         ------------    ------------
Total operating expenses.............           38.5             36.7                 30.8            38.1
                                         -----------    -------------         ------------    ------------
Operating income.....................           14.9%             2.1%                17.8%          (5.5)%
                                         ===========    =============         ============    ============


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $40.8 million in the second quarter of 2001 as compared to $31.8 million in the second quarter of 2000, an increase of $9.0 million or 28.3%. Domestic hospital sales increased by $2.6 million or 12.7% due to shipping difficulties encountered in the second quarter of 2000 relating to the implementation of the new management information system. Additionally, sales in the second quarter of 2001 reflect sales of the acquired SHERIDAN product line. Alternate site sales increased by $1.0 million or 19.3%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000. International sales increased by $4.9 million or 102%, the result of shipping difficulties associated with the new management information system in the second quarter of 2000, as well as sales of the acquired SHERIDAN product line. OEM sales increased by $0.5 million due to changes in purchasing patterns from some of its OEM customers.

     The Company's gross profit for the second quarter of 2001 was $15.8 million, a decrease of $1.1 million or 6.7% from the second quarter of 2000. As a percentage of sales, gross profit was 38.8% and 53.4% for the second quarter of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and an unfavorable mix variance caused by higher sales of products with lower gross margins.

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

     Interest expense and other was $6.3 million for the second quarter of 2001, as compared to $5.1 million in the second quarter of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN acquisition and increased borrowings for working capital requirements.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales, reported net of accrued rebates, were $78.6 million in the first six months of 2001 as compared to $72.6 million in the first six months of 2000, representing an increase of $6.0 million or 8.2%. Domestic hospital sales were $45.4 million for the first six months of 2001, a decrease of $0.1 million or 0.3% from the first six months of 2000. Shipping difficulties in the second quarter of 2000 and sales in 2001 of the SHERIDAN product line, acquired in the fourth quarter of 2000, were offset by a weak influenza season in early 2001. Alternate site sales increased by $1.2 million or 10.9%, the result of shipping difficulties in the second quarter of 2000 relating the implementation of the management information system. International sales increased by $4.9 million or 36.9%, the result of 2001 sales of SHERIDAN products as well as the shipping difficulties seen in the second quarter of 2000. OEM sales were $2.4 million in the first six months of 2001, unchanged from the first six months of 2000.

     The Company's gross profit for the first six months of 2001 was $25.6 million, a decrease of $9.7 million or 27.4% from the first six months of 2000. As a percentage of sales, the gross profit was 32.6% and 48.0% for the first six months of 2001 and 2000, respectively. This decrease was primarily due to the recognition of inventory revalued as a result of the Tyco SHERIDAN acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production, and an unfavorable mix variance caused by higher sales of products with lower gross margins. In addition, certain non-recurring, unfavorable inventory adjustments occurred in the first quarter of 2001 as a result of a lack of familiarity with the new management information system.

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

     Distribution expenses were $5.0 million for the first six months of 2001, an increase of $1.5 million or 44.3% over the first six months of 2000. As a percentage of sales, distribution expenses increased to 6.4% in the first six months of 2001 as compared to 4.8% in the first six months of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $10.2 million in the first six months of 2001, an increase of $1.9 million or 22.3% over the first six months of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.0% in the first six months of 2001 as compared to 11.5% in the first six months of 2000.

     Research and development expenses were $1.2 million for the first six months of 2001, a decrease of $0.3 from the first six months 2000.

     Interest expense was $10.4 million for the first six months of 2001, as compared to $9.8 million in the first six months of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN acquisition.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $3.0 million and $(13.0) million in the first six months of 2000 and 2001, respectively. The decrease from the second quarter of 2000 to the second quarter of 2001 is primarily attributable to decreased operating income, increased interest expense due to higher debt levels and a decline in accounts payable. For the six months ended June 30, 2001, the Company reduced trade payables by approximately $8.5 million. This was partially offset by a $10.1 million reduction in inventories. The Company had operating working capital, excluding cash and short-term debt, of $38.7 million and $38.2 million as of December 31, 2000 and June 30, 2001, respectively. Inventories were $44.6 million and $34.5 million as of December 31, 2000 and June 30, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $28.3 million and $28.8 million at December 31, 2000 and June 30, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the six months ended June 30, 2001, net cash provided by investing activities was $2.0 million, reflecting purchases of manufacturing equipment, offset by exchange losses from foreign affiliates. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the six months ended June 30, 2001, net cash provided by financing was $7.2 million, reflecting principally additions of notes payable to affiliates and additional bank borrowings, in each case net of repayments. This was somewhat offset by repayment of certain notes payable to affiliates.

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

     As of June 30, 2001, The Company had outstanding $228.0 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $81.0 million under the Company's Credit Facility, $13.7 million in notes payable to affiliates and $18.4 million in outstanding borrowings under the bank facility of Hudson RCI AB.

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


                                                        Margin
                                                 ---------------------
Period and Loan Type                              Base Rate Eurodollar
--------------------                             ---------- ----------

Through June, 2002
   Term and Working Capital                            3.00%      4.00%
   Acquisition                                         3.25%      4.25%

July, 2002 through March, 2003
   Term and Working Capital                            3.50%      4.50%
   Acquisition                                         3.75%      4.75%

Thereafter
   Term and Working Capital                            4.00%      5.00%
   Acquisition                                         4.25%      5.25%


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

     As of June 30, 2001, the Company had $13.7 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli. The notes bear interest at 12.0% per annum to 14.0% per annum and mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

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

     The Company has issued to Holding 300,000 shares of its 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 with an initial aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed and will contribute approximately $15.1 million in the form of convertible subordinated debt and equity in April, May and August of 2001 and will contribute an additional $3.0 million in redeemable preferred stock of Holding (which Holding will invest in preferred stock of the Company) in August of 2001, in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

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

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           4.3   Form of Senior Subordinated Convertible Promissory Note Due
                 2005.

           4.4 Certificate of Determination of Preferences of 12% Junior Convertible Cumulative Preferred Stock of the Company.

          10.19 Subordination Agreement dated as of April 17, 2001 among the Company, FS Equity partners IV, L.P., Bankers Trust Company and the Subordinated Creditors party thereto.

          10.20 Amendment No. 5 to and Limited Waiver of Certain Provisions of the Credit Agreement dated as of July 30, 2001 among the Company, Holding and the lenders party thereto.

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


                                    HUDSON RESPIRATORY CARE INC.,
                                    a California corporation


September 14, 2001                  By:    /s/ Patrick G. Yount
                                          ------------ --------------------
                                    Patrick G. Yount
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)