Form 10-Q
period 2001-09-30
HUDSON RESPIRATORY CARE INC
filed 2001-11-14
CIK 1061893

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________.

                      Commission file number - 333-56097

                               ---------------

                         HUDSON RESPIRATORY CARE INC.
            (Exact name of registrant as specified in its charter)

                               ---------------

                    California                           95-1867330
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)


                  27711 Diaz Road                          92590
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

     The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,825,722 on November 14, 2001.

================================================================================

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2000 and September 30, 2001 (unaudited).....    1

                  Unaudited Condensed Consolidated Statements of
                  Operations and Comprehensive Income (Loss) for the
                  Three and Nine Months Ended September 30, 2000 and 2001..    3

                  Unaudited Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30, 2000
                  and 2001.................................................    4

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements...............................................    5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   12

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risks....................................................   19

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................   20

         Item 2.  Changes in Securities....................................   20

         Item 3.  Defaults Upon Senior Securities..........................   20

         Item 4.  Submission of Matters to a Vote of Security Holders......   20

         Item 5.  Other Information........................................   20

         Item 6.  Exhibits and Reports on Form 8-K.........................   21

SIGNATURE..................................................................   22

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                         (Dollar Amounts in Thousands)

                                                                                                  September 30,
                                                                           December 31,               2001
                                                                               2000                (unaudited)
                                                                           ------------           -------------
CURRENT ASSETS:
 Cash...................................................................       $  3,530               $  2,585
 Accounts receivable, less allowance for doubtful accounts of $3,500 and $2,829 at December 31, 2000 and September 30, 2001,
  respectively..........................................................         28,307                 31,297
 Inventories, net.......................................................         44,610                 33,310
 Other current assets...................................................          1,832                  1,467
                                                                               --------               --------
   Total current assets.................................................         78,279                 68,659
                                                                               --------               --------

PROPERTY, PLANT AND EQUIPMENT, net......................................         49,425                 46,578
                                                                               --------               --------

OTHER ASSETS:
 Intangible assets, net.................................................         67,573                 61,902
 Deferred financing costs, net..........................................          9,587                  8,777
 Deferred tax asset.....................................................         69,105                 69,105
 Other assets...........................................................          1,265                  2,940
                                                                               --------               --------
   Total other assets...................................................        147,530                142,724
                                                                               --------               --------
    Total assets........................................................       $275,234               $257,961
                                                                               ========               ========


             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         LIABILITIES, PREFERRED STOCK
                           AND STOCKHOLDERS' (DEFICIT)

                         (Dollar Amounts in Thousands)

                                                                                                  September 30,
                                                                           December 31,               2001
                                                                               2000                (unaudited)
                                                                           ------------           -------------
CURRENT LIABILITIES:
 Notes payable to bank, current portion..................................     $  10,686               $  12,747
 Accounts payable........................................................        20,320                  11,081
 Accrued liabilities.....................................................        12,707                  16,570
 Note payable to affiliates..............................................         2,000                   2,266
 Other current liabilities...............................................         3,007                   2,231
                                                                              ---------               ---------
   Total current liabilities.............................................        48,720                  44,895
                                                                              ---------               ---------

NOTES PAYABLE TO AFFILIATES..............................................         8,266                  14,951
SENIOR SUBORDINATED NOTES PAYABLE........................................       115,000                 115,000
NOTES PAYABLE TO BANK, net of current portion............................        85,962                  75,847
OTHER NON-CURRENT LIABILITIES............................................            --                   1,007
                                                                              ---------               ---------
 Total liabilities.......................................................       257,948                 251,700
                                                                              ---------               ---------

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; authorized-
 1,800 shares; issued and outstanding- 421 shares; liquidation
 preference at September 30, 2001: $42,052...............................        39,043                  41,329
 Accrued redeemable preferred stock dividend, payable in kind............         1,018                   2,280
                                                                              ---------               ---------
                                                                                 40,061                  43,609
                                                                              ---------               ---------

STOCKHOLDERS' DEFICIT:
 Common stock, no par value:
   Authorized--15,000 shares; issued and outstanding- 10,387 and
    10,655 at December 31, 2000 and September 30, 2001, respectively.....        98,158                  98,259
 Junior preferred stock, $0.01 par value: authorized- 6 shares;
  issued and outstanding- 3 shares; liquidation preference: $3,000.......            --                   3,000
 Accrued junior preferred stock dividends................................            --                      45
 Cumulative translation adjustment.......................................        (1,151)                  1,451
 Accumulated deficit.....................................................      (119,782)               (140,103)
                                                                              ---------               ---------
   Total stockholders' deficit...........................................       (22,775)                (37,348)
                                                                              ---------               ---------
    Total liabilities, preferred stock and stockholders' deficit.........     $ 275,234               $ 257,961
                                                                              =========               =========

             The accompanying notes are an integral part of these
                       condensed consolidated statements

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        AND COMPREHENSIVE INCOME (LOSS)

                         (Dollar Amounts in Thousands)

                                                           Three Months Ended                     Nine Months Ended
                                                     ------------------------------         -----------------------------
                                                        Sept. 30,         Sept 30,            Sept. 30,        Sept. 30,
                                                          2000              2001                 2000             2001
                                                        --------          --------            ---------        ---------

NET SALES..........................................      $41,111           $45,095             $113,729         $123,701
COST OF SALES......................................       19,587            24,306               56,915           77,297
                                                         -------           -------             --------         --------
 Gross Profit......................................       21,524            20,789               56,814           46,404
                                                         -------           -------             --------         --------

OPERATING EXPENSES:
 Selling, distribution, general & administrative...       11,745            12,118               31,270           39,374
 Amortization of goodwill..........................          767               777                2,387            2,547
 Research and development..........................          533               363                1,782            1,264
                                                         -------           -------             --------         --------
                                                          13,045            13,258               35,439           43,185
                                                         -------           -------             --------         --------
   Income from operations..........................        8,479             7,531               21,375            3,219
                                                         -------           -------             --------         --------

INTEREST EXPENSE AND OTHER.........................        5,812             5,180               16,279           19,022
                                                         -------           -------             --------         --------

 Income (loss) before provision for income taxes...        2,667             2,351                5,096          (15,803)
                                                         -------           -------             --------         --------

PROVISION FOR INCOME TAXES.........................        1,005               398                2,220              926
                                                         -------           -------             --------         --------

 Net income (loss).................................      $ 1,662           $ 1,953             $  2,876         $(16,729)
                                                         =======           =======             ========         ========

OTHER COMPREHENSIVE INCOME:

 Foreign currency translation (loss) gain..........       (2,299)           (1,958)              (1,992)           2,602
                                                         -------           -------             --------         --------

   Comprehensive (loss) income.....................      $  (637)          $    (5)            $    884         $(14,127)
                                                         =======           =======             ========         ========

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts in Thousands)

                                                                              Nine Months Ended
                                                                        -----------------------------
                                                                        September 30,   September 30,
                                                                            2000            2001
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................................       $  2,876        $(16,729)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization.....................................          8,780           9,243
    Amortization of deferred financing costs..........................            620             888
    Deferred taxes....................................................            383              (1)
 Change in operating assets and liabilities:
    Accounts receivable...............................................         (6,796)         (2,990)
    Inventories.......................................................        (11,096)         11,301
    Other current assets..............................................          2,529             365
    Other assets......................................................            145          (1,674)
    Accounts payable..................................................          6,111          (9,239)
    Accrued liabilities...............................................          4,965           3,864
    Other current liabilities.........................................            (99)           (776)
    Other non-current liabilities.....................................             --           1,007
                                                                             --------        --------
      Net cash provided by (used in) operating activities.............          8,418          (4,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...........................         (8,356)         (3,200)
 Retirements of intangible assets.....................................          2,648           2,801
                                                                             --------        --------
      Net cash used in investing activities...........................         (5,708)           (399)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable to bank, net of proceeds..................         (1,831)         (8,054)
 Proceeds from notes payable to affiliates, net of repayments.........             --           6,951
 Addition of deferred financing costs.................................             --            (404)
 Sale of preferred stock, net of issuance costs.......................             --           3,000
 Sale of common stock, net of issuance costs..........................             --             100
                                                                             --------        --------
      Net cash (used in) provided by financing activities.............         (1,831)          1,593

Effect of exchange rate changes on cash...............................         (1,992)          2,602
                                                                             --------        --------

NET DECREASE IN CASH..................................................         (1,113)           (945)

CASH, beginning of period.............................................          2,917           3,530
                                                                             --------        --------

CASH, end of period...................................................       $  1,804        $  2,585
                                                                             ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

   Interest...........................................................       $  8,275        $ 11,070
                                                                             ========        ========

NON-CASH FINANCING ACTIVITIES:

 Preferred dividends accrued or paid-in-kind..........................       $  3,223        $  3,593
                                                                             ========        ========


             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   Financial Statements.  The condensed consolidated financial statements
     --------------------
included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2001, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2000 and September 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be achieved for a full year. Certain reclassifications have been made in the 2001 statements to conform previous periods to the third quarter presentation.

2.   Recent Accounting Pronouncements.  In June 1998, the Financial Accounting
     ---------------------------------
Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will apply the provisions of SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company has adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and will adopt this statement for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $3.3 million (assuming current goodwill amounts and currency exchange rates). Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or the results of the Company's operations as the Company does not currently anticipate any impairment charges for existing goodwill.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144") SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on The Company's financial condition and result of operations.

3.   Inventories.  Inventories consisted of the following (amounts in
     -----------
thousands):

                                                                              December 31,         September 30,
                                                                                  2000                 2001
                                                                              ------------         -------------
Raw materials............................................................          $ 8,134               $ 6,865
Work-in-process..........................................................            6,591                 5,661
Finished goods...........................................................           29,885                20,784
                                                                                   -------               -------
                                                                                   $44,610               $33,310
                                                                                   =======               =======

4.   Financing Activities.  On March 21, 2001, the Company replaced its lending
     --------------------
agreement denominated in Swedish Krona with a new loan that allows for borrowings up to approximately $19.1 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001. Interest is based on the STIBOR rate +0% to +1.65%, based on the outstanding balance of the loan. The loan is secured by Hudson Euro Sarl, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB, Hudson RCI U.K. Ltd. and Hudson France S.a.S.

     The Company was not in compliance with certain covenants of the Credit Facility as of June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, all defaults were cured. As part of the amendment, (1) the Company's shareholders invested an additional $18.1 million, consisting of approximately $10.1 million of new cash investment and $8.0 million of exchanged indebtedness, and (2) interest rate margins were increased.

     On August 15, 2001, the Company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $3.5 million. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder.

     Also on August 15, 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the "Junior Preferred Stock") to it's parent, River Holding Corp. ("Holding"), for total cash consideration to the Company of $3,000,000. Each share of the Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of the Company at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

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

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                 As of September 30, 2001
                                                      ------------------------------------------------------------------------------
                                                         Guarantor           Non-guarantor         Adjustments           Total
                                                      ---------------       ---------------      ----------------    --------------
CURRENT ASSETS:
 Cash...........................................             $    212              $  2,373            $      --           $  2,585
 Accounts receivable............................               39,886                 5,420              (14,009)            31,297
 Inventories....................................               27,254                 7,785               (1,729)            33,310
 Other current assets...........................                4,842                78,269              (81,644)             1,467
                                                             --------              --------            ---------           --------
   Total current assets.........................               72,194                93,847              (97,382)            68,659
                                                             --------              --------            ---------           --------

PROPERTY, PLANT                                                45,413                 1,165                   --             46,578
 AND EQUIPMENT, NET.............................

OTHER ASSETS:
 Intangible assets, net.........................               26,615                35,287                   --             61,902
 Deferred financing costs,  net.................                8,777                    --                   --              8,777
 Deferred tax asset.............................               68,881                   224                   --             69,105
 Investment in non-guarantor subsidiaries.......               29,245                    --              (29,245)                --
 Other..........................................                  333                 2,607                   --              2,940
                                                             --------              --------            ---------           --------
   Total other assets...........................              133,851                38,118              (29,245)           142,724
                                                             --------              --------            ---------           --------

                                                             $251,458              $133,130            $(126,627)          $257,961
                                                             ========              ========            =========           ========

CURRENT LIABILITIES:
 Notes payable to bank..........................             $  9,000              $  3,747            $      --           $ 12,747
 Accounts payable...............................               17,413                 1,406               (7,738)            11,081
 Accrued liabilities............................               14,173                 2,424                  (27)            16,570
 Notes payable to affiliate.....................                   --                 2,266                   --              2,266
 Other current liabilities......................                  946                24,218              (22,933)             2,231
                                                             --------              --------            ---------           --------
   Total current liabilities....................               41,532                34,061              (30,698)            44,895
                                                             --------              --------            ---------           --------

OTHER LIABILITIES:
 Note payable to affiliate......................               14,951                    --                   --             14,951
 Notes payable to bank, net of current portion..               62,000                13,847                   --             75,847
 Senior subordinated notes......................              115,000                    --                   --            115,000
 Other non-current liabilities..................                   --                 1,007                   --              1,007
                                                             --------              --------            ---------           --------
   Total liabilities............................              232,782                48,915              (30,698)           250,999
                                                             --------              --------            ---------           --------

Mandatorily-redeemable preferred stock..........               43,609                    --                   --             43,609
                                                             --------              --------            ---------           --------

STOCKHOLDERS' EQUITY (DEFICIT)..................              (25,634)               84,215              (95,929)           (37,348)
                                                             --------              --------            ---------           --------
                                                             $251,458              $133,130            $(126,627)          $257,961
                                                             ========              ========            =========           ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                  As of December 31, 2000
                                                      -----------------------------------------------------------------------------
                                                         Guarantor           Non-guarantor         Adjustments           Total
                                                      ---------------       ---------------      ----------------    --------------
CURRENT ASSETS:
 Cash...........................................             $    437              $  3,093         $         --           $  3,530
 Accounts receivable............................               32,665                 4,395               (8,753)            28,307
 Inventories....................................               38,703                 7,973               (2,066)            44,610
 Other current assets...........................                6,350                52,467              (56,985)             1,832
                                                             --------              --------             --------           --------
   Total current assets.........................               78,155                67,928              (67,804)            78,279
                                                             --------              --------             --------           --------

PROPERTY, PLANT                                                48,260                 1,165                   --             49,425
 AND EQUIPMENT, NET.............................

OTHER ASSETS:
 Intangible assets, net.........................               27,719                39,854                   --             67,573
 Deferred financing costs,  net.................                9,587                    --                   --              9,587
 Deferred tax asset.............................               68,881                   224                   --             69,105
 Investment in non-guarantor subsidiaries.......               29,245                    --              (29,245)                --
 Other..........................................                  294                   971                   --              1,265
                                                             --------              --------             --------           --------
   Total other assets...........................              135,726                41,049              (29,245)           147,530
                                                             --------              --------             --------           --------
                                                             $262,141              $110,142             $(97,049)          $275,234
                                                             ========              ========             ========           ========

CURRENT LIABILITIES:
 Notes payable to bank..........................             $  7,500              $  3,186             $     --           $ 10,686
 Accounts payable...............................               24,758                 4,711               (9,149)            20,320
 Accrued liabilities............................                9,420                 3,287                   --             12,707
 Notes payable to affiliate.....................                2,000                    --                   --              2,000
 Other current liabilities......................                1,242                22,764              (20,999)             3,007
                                                             --------              --------             --------           --------
   Total current liabilities....................               44,920                33,948              (30,148)            48,720
                                                             --------              --------             --------           --------

OTHER LIABILITIES:
 Note payable to affiliate......................                   --                 8,266                   --              8,266
 Notes payable to bank, net of current portion..               75,000                10,962                   --             85,962
 Senior subordinated notes......................              115,000                    --                   --            115,000
 Other non-current liabilities..................                   --                 1,095               (1,095)                --
                                                             --------              --------             --------           --------
   Total liabilities............................              234,920                54,271              (31,243)           257,948
                                                             --------              --------             --------           --------

Preferred stock.................................               40,061                    --                   --             40,061
                                                             --------              --------             --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)..................              (12,840)               55,871              (65,806)           (22,775)
                                                             --------              --------             --------           --------
                                                             $262,141              $110,142             $(97,049)          $275,234
                                                             ========              ========             ========           ========

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                                Three Months Ended September 30, 2001
                                                              ---------------------------------------------------------------------
                                                                                      Non-
                                                                Guarantor           Guarantor         Adjustments          Total
                                                              -------------       -------------      --------------     -----------
NET SALES...............................................            $41,642              $8,412             $(4,959)        $45,095
COST OF SALES...........................................             25,705               4,009              (5,408)         24,306
                                                                    -------              ------             -------         -------
 Gross Profit...........................................             15,937               4,403                 449          20,789
                                                                    -------              ------             -------         -------
OPERATING EXPENSES:
 Selling, distribution, general and administrative......              9,825               2,293                  --          12,118
 Goodwill amortization..................................                394                 383                  --             777
 Research and development...............................                140                 223                  --             363
                                                                    -------              ------             -------         -------
                                                                     10,359               2,899                  --          13,258
                                                                    -------              ------             -------         -------
 Income from operations.................................              5,578               1,504                 449           7,531
                                                                    -------              ------             -------         -------

INTEREST AND OTHER EXPENSE..............................              4,971                (169)                378           5,180
                                                                    -------              ------             -------         -------

 Income before provision for income taxes...............                607               1,673                  71           2,351
                                                                    -------              ------             -------         -------
PROVISION FOR INCOME TAXES..............................                 --                 398                  --             398
                                                                    -------              ------             -------         -------
Net Income..............................................            $   607              $1,275             $    71         $ 1,953
                                                                    =======              ======             =======         =======


                                                                                Three Months Ended September 30, 2000
                                                              ---------------------------------------------------------------------
                                                                                      Non-
                                                                Guarantor           Guarantor         Adjustments          Total
                                                              -------------       -------------      --------------     -----------
NET SALES...............................................            $37,533              $7,584             $(4,006)        $41,111
COST OF SALES...........................................             21,203               2,390              (4,006)         19,587
                                                                    -------              ------             -------         -------
 Gross Profit...........................................             16,330               5,194                  --          21,524
                                                                    -------              ------             -------         -------
OPERATING EXPENSES:
 Selling, distribution, general and administrative......              9,867               1,878                  --          11,745
 Amortization of goodwill...............................                279                 488                  --             767
 Research and development...............................                217                 316                  --             533
                                                                    -------              ------             -------         -------
                                                                     10,363               2,682                  --          13,045
                                                                    -------              ------             -------         -------
 Income from operations.................................              5,967               2,512                  --           8,479
                                                                    -------              ------             -------         -------

 INTEREST AND OTHER EXPENSE.............................              4,804               1,008                  --           5,812

 Income before provision for income taxes...............              1,163               1,504                  --           2,667
                                                                    -------              ------             -------         -------
PROVISION FOR INCOME TAXES..............................                453                 552                  --           1,005
                                                                    -------              ------                             -------
Net Income..............................................            $   710              $  952             $    --         $ 1,662
                                                                    =======              ======             =======         =======

                 HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                                  Nine Months Ended September 30, 2001
                                                              ----------------------------------------------------------------------
                                                                                       Non-
                                                                Guarantor           Guarantor         Adjustments          Total
                                                              --------------     --------------       ------------       -----------
NET SALES...............................................           $113,861            $21,420           $(11,580)         $123,701
COST OF SALES...........................................             77,829             10,944            (11,476)           77,297
                                                                   --------            -------           --------          --------
 Gross Profit...........................................             36,032             10,476               (104)           46,404
                                                                   --------            -------           --------          --------
OPERATING EXPENSES:
 Selling, distribution, general and administrative......             32,444              6,930                 --            39,374
 Amortization of goodwill...............................              1,164              1,383                 --             2,547
 Research and development...............................                534                730                 --             1,264
                                                                   --------            -------           --------          --------
                                                                     34,142              9,043                 --            43,185
                                                                   --------            -------           --------          --------
 Income from operations.................................              1,890              1,433               (104)            3,219
                                                                   --------            -------           --------          --------

 INTEREST AND OTHER EXPENSE.............................             14,556              2,006              2,460            19,022
                                                                   --------            -------           --------          --------

 Loss before provision for income taxes.................            (12,666)              (573)            (2,564)          (15,803)
                                                                   --------            -------           --------          --------
PROVISION FOR INCOME TAXES..............................                 --                926                 --               926
                                                                   --------            -------           --------          --------
Net loss................................................           $(12,666)           $(1,499)          $ (2,564)         $(16,729)
                                                                   ========            =======           ========          ========

                                                                                  Nine Months Ended September 30, 2000
                                                              ----------------------------------------------------------------------
                                                                                       Non-
                                                                Guarantor           Guarantor         Adjustments          Total
                                                              --------------     --------------       ------------       -----------
NET SALES...............................................           $101,551            $21,256           $ (9,078)         $113,729
COST OF SALES...........................................             57,166              8,627             (8,878)           56,915
                                                                   --------            -------           --------          --------
 Gross Profit...........................................             44,385             12,629               (200)           56,814
                                                                   --------            -------           --------          --------
OPERATING EXPENSES:
 Selling, distribution, general and administrative......             25,949              5,321                 --            31,270
 Amortization of goodwill...............................                877              1,510                 --             2,387
 Research and development...............................                729              1,053                 --             1,782
                                                                   --------            -------           --------          --------
                                                                     27,555              7,884                 --            35,439
                                                                   --------            -------           --------          --------
 Income from operations.................................             16,830              4,745               (200)           21,375
                                                                   --------            -------           --------          --------

 INTEREST AND OTHER EXPENSE.............................             13,954              2,325                 --            16,279
                                                                   --------            -------           --------          --------

 Income  before provision for income taxes..............              2,876              2,420               (200)            5,096
                                                                   --------            -------           --------          --------
PROVISION  FOR INCOME TAXES.............................              1,152              1,068                 --             2,220
                                                                   --------            -------           --------          --------
Net Income..............................................           $  1,724            $ 1,352           $   (200)         $  2,876
                                                                   ========            =======           ========          ========

               HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                          Nine Months Ended September 30, 2001
                                                               -----------------------------------------------------------
                                                                                           Non-
                                                                  Guarantor              Guarantor               Total
                                                               ---------------        ---------------         ------------
Net cash used in operating activities....................             $  (337)               $(4,404)             $(4,741)
Net cash (used in) provided by investing activities......              (3,234)                 2,835                 (399)
Net cash provided by (used in) financing activities......               3,346                 (1,753)               1,593
Effect of exchange rate changes on cash..................                  --                  2,602                2,602
                                                                      -------                -------              -------
NET DECREASE IN CASH.....................................                (225)                  (720)                (945)
CASH, beginning of period................................                 437                  3,093                3,530
                                                                      -------                -------              -------
CASH, end of period......................................             $   212                $ 2,373              $ 2,585
                                                                      =======                =======              =======

                                                                          Nine Months Ended September 30, 2000
                                                               -----------------------------------------------------------
                                                                                           Non-
                                                                  Guarantor              Guarantor               Total
                                                               ---------------        ---------------         ------------
Net cash provided by operating activities................             $ 1,413                $ 7,005              $ 8,418
Net cash used in investing activities....................              (2,843)                (2,865)              (5,708)
Net cash provided by (used in) financing activities......               1,400                 (3,231)              (1,831)
Effect of exchange rate changes on cash..................                (117)                (1,875)              (1,992)
                                                                      -------                -------              -------
NET DECREASE IN CASH.....................................                (147)                  (966)              (1,113)
CASH, beginning of period................................                 184                  2,733                2,917
                                                                      -------                -------              -------
CASH, end of period......................................             $    37                $ 1,767              $ 1,804
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Hudson Respiratory Care Inc. (the "Company" or "Hudson RCI") consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q.

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

Recent Developments

     Beginning in April 2000, the Company experienced disruption to its operations resulting from difficulties in the implementation of a new management information system. Consequently, the Company's financial results for the quarter ended September 30, 2001 reflect increased freight, distribution, and general and administrative expenses related to the system implementation. The Company also experienced liquidity pressures beginning in the fourth quarter of 2000 due to such expense increases, delays in the collection of due receivables and unplanned increases in inventory related to difficulties in implementation and a lack of familiarity with the new management information system. Management has implemented a series of initiatives in 2001 designed to improve the Company's proficiency with the new management information system, decrease the Company's operating expenses, improve receivables collections and reduce inventory levels. Despite the disruption related to the system implementation, management believes it has generally maintained strong customer service levels and relationships.

     The Company was not in compliance with certain restrictive covenants of the Credit Facility as of June 30, 2001. Subsequently, the Company amended its Credit Facility covenants so that under the amended terms, all non-compliance was cured. As part of the amendment, (1) the Company's shareholders invested an additional $18.1 million, consisting of approximately $10.1 million of new cash investment and $8.0 million of exchanged indebtedness, and (2) interest rate margins were increased.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                       Three Month Period Ended                 Nine Month Period Ended
                                                             (unaudited)                              (unaudited)
                                                    ------------------------------           -----------------------------
                                                      Sept. 30,         Sept. 30,              Sept. 30,       Sept. 30,
                                                         2000              2001                   2000            2001
                                                      ---------         ---------              ---------       ---------
                                                             (in thousands)                         (in thousands)
Net sales....................................           $41,111           $45,095               $113,729        $123,701
Cost of sales................................            19,587            24,306                 56,915          77,297
                                                        -------           -------               --------        --------
 Gross profit................................            21,524            20,789                 56,814          46,404
                                                        -------           -------               --------        --------
Selling expenses.............................             4,098             4,626                 11,813          15,197
Distribution expenses........................             3,102             2,661                  6,565           7,658
General and administrative expenses..........             4,545             4,831                 12,892          16,519
Amortization of goodwill.....................               767               777                  2,387           2,547
Research and development expenses............               533               363                  1,782           1,264
                                                        -------           -------               --------        --------
Total operating expenses.....................            13,045            13,258                 35,439          43,185
                                                        -------           -------               --------        --------
Operating income.............................           $ 8,479           $ 7,531               $ 21,375        $  3,219
                                                        =======           =======               ========        ========

                                                       Three Month Period Ended                 Nine Month Period Ended
                                                             (unaudited)                              (unaudited)
                                                    ------------------------------           -----------------------------
                                                      Sept. 30,         Sept. 30,              Sept. 30,       Sept. 30,
                                                         2000              2001                   2000            2001
                                                      ---------         ---------              ---------       ---------
Net sales....................................             100.0%            100.0%                 100.0%          100.0%

Cost of sales................................              47.6              53.9                   50.0            62.5
                                                          -----             -----                  -----           -----
 Gross profit................................              52.4              46.1                   50.0            37.5
                                                          -----             -----                  -----           -----
Selling expenses.............................              10.0              10.3                   10.4            12.3
Distribution expenses........................               7.5               5.9                    5.8             6.2
General and administrative expenses..........              11.1              10.7                   11.3            13.4
Amortization of goodwill.....................               1.9               1.7                    2.1             2.1
Research and development expenses............               1.3                .8                    1.6             1.0
                                                          -----             -----                  -----           -----
Total operating expenses.....................              31.7              29.4                   31.2            34.9
                                                          -----             -----                  -----           -----
Operating income.............................              20.6%             16.7%                  18.8%            2.6%
                                                          =====             =====                  =====           =====

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net sales, reported net of accrued rebates, were $45.1 million in the third quarter of 2001 as compared to $41.1 million in the third quarter of 2000, an increase of $4.0 million or 9.7%. Domestic hospital sales increased by $3.9 million or 16.6% principally the result of sales in the third quarter of 2001 of the SHERIDAN product line, acquired in the fourth quarter of 2000. Alternate site sales increased by $0.5 million or 8.6%. International sales decreased approximately $0.1 million in the third quarter of 2001 as compared to the third quarter of 2000. OEM sales decreased by $0.3 million due to changes in purchasing patterns from some of its OEM customers.

     The Company's gross profit for the third quarter of 2001 was $20.8 million, a decrease of $0.7 million or 3.4% from the third quarter of 2000. As a percentage of sales, gross profit was 46.1% and 52.4% for the third quarter of 2001 and 2000, respectively. This decrease was primarily due to the sale of inventory revalued as a result of the Tyco SHERIDAN acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system and an unfavorable mix variance caused by higher sales of products with lower gross margins.

     Selling expenses were $4.6 million for the third quarter of 2001, a $0.5 million increase over the third quarter of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 10.3% in the third quarter of 2001 as compared to 10.0% in the third quarter of 2000.

     Distribution expenses were $2.7 million for the third quarter of 2001, a decrease of $0.4 million or 14.2% from the third quarter of 2000. As a percentage of sales, distribution expenses decreased to 5.9% in the third quarter of 2001 as compared to 7.5% in the third quarter of 2000. The decrease is primarily the result of the increased costs in the third quarter of 2000 related to difficulties with the implementation and lack of experience with the new management information system. This decrease was partially offset by costs associated with the closure of the Atlanta distribution facility in 2001.

     General and administrative expenses were $4.8 million in the third quarter of 2001, an increase of $0.3 million or 6.3% over the third quarter of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 10.7% in the third quarter of 2001 as compared to 11.1% in the third quarter of 2000.

     Research and development expenses were $0.4 million for the third quarter of 2001, a decrease of $0.2 million from the third quarter of 2000.

     Amortization of goodwill was $0.8 million in the third quarter of 2001, unchanged from the third quarter of 2000.

     Interest expense and other was $5.2 million for the third quarter of 2001, as compared to $5.8 million in the third quarter of 2000. The decease was due to lower debt levels as a result of principal repayments and lower interest rates.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales, reported net of accrued rebates, were $123.7 million in the first nine months of 2001 as compared to $113.7 million in the first nine months of 2000, representing an increase of $10.0 million or 8.8%. Domestic hospital sales increased by $8.0 million or 11.3% from the first nine months of 2001 as compared to the first nine months of 2000. This increase was primarily driven by shipping difficulties in the second quarter of 2000, and sales in 2001 of the SHERIDAN product line (acquired in the fourth quarter of 2000), offset by a weak influenza season in early 2001. Alternate site sales increased by $1.7 million or 10.1%, the result of shipping difficulties in the second quarter of 2000 relating to the implementation of the management information system. International sales increased by $0.5 million or 2.1%, the result of 2001 sales of SHERIDAN(R) products as well as the shipping difficulties seen in the second quarter of 2000. OEM sales decreased by $0.2 million in the first nine months of 2001.

     The Company's gross profit for the first nine months of 2001 was $46.4 million, a decrease of $10.4 million or 18.3% from the first nine months of 2000. As a percentage of sales, the gross profit was 37.5% and 50.0% for the first nine months of 2001 and 2000, respectively. This decrease was primarily due to the sale of inventory revalued as a result of the Tyco SHERIDAN acquisition, increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system, underabsorption of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production in early 2001, and an unfavorable mix variance caused by higher sales of products with lower gross margins.

     Selling expenses were $15.1 million for the first nine months of 2001, a $3.4 million increase over the first nine months of 2000. This increase was due primarily to increases in staffing levels required to support additional product lines and costs associated with the France and U.K. sales offices established in fiscal 2000. As a percentage of net sales, selling expenses were 12.3% in the first nine months of 2001 as compared to 10.4% in the first nine months of 2000.

     Distribution expenses were $7.7 million for the first nine months of 2001, an increase of $1.1 million or 16.6% over the first nine months of 2000. As a percentage of sales, distribution expenses increased to 6.2% in the first nine months of 2001 as compared to 5.8% in the first nine months of 2000. The increase is primarily the result of the increased cost of freight between the Company's distribution facilities, increased headcount to operate the new management information system and additional expenses related to the establishment of an expanded Temecula distribution facility.

     General and administrative expenses were $16.5 million in the first nine months of 2001, an increase of $3.6 million or 28.1% over the first nine months of 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system. As a percentage of net sales, general and administrative expenses were 13.4% in the first nine months of 2001 as compared to 11.3% in the first nine months of 2000.

     Research and development expenses were $1.3 million for the first nine months of 2001, a decrease of $0.5 million from the first nine months 2000. The decrease is the result of lower staffing levels during 2001.

     Amortization of goodwill was $2.5 million in the first nine months of 2001, relatively unchanged from the first nine months of 2000.

     Interest expense and other was $18.9 million for the first nine months of 2001, as compared to $16.3 million in the first nine months of 2000. The increase was due to higher debt levels as a result of the Tyco SHERIDAN
acquisition and increased borrowings for working capital.   This is somewhat
offset by lower interest rates in 2001.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $8.4 million and $(5.4) million in the first nine months of 2000 and 2001, respectively. The decrease from 2000 to 2001 is primarily attributable to decreased operating income, increased interest expense due to higher debt levels and a decline in accounts payable. For the nine months ended September 30, 2001, the Company reduced trade payables by approximately $9.2 million. This was partially offset by a $11.3 million reduction in inventories. The Company had operating working capital, excluding cash and short-term debt, of $38.7 million and $36.2 million as of December 31, 2000 and September 30, 2001, respectively. Inventories were $44.6 million and $33.3 million as of December 31, 2000 and September 30, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $28.3 million and $31.3 million at December 31, 2000 and September 30, 2001, respectively. The Company typically offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company's overall sales.

     During the nine months ended September 30, 2001, net cash used in investing activities was $0.4 million, reflecting purchases of manufacturing equipment and new heater placements, offset by the impact of exchange losses from foreign affiliates on certain assets. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2001 and 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

     During the nine months ended September 30, 2001, net cash provided by financing was $1.6 million, reflecting principally additions of notes payable to affiliates and issuance of Junior Preferred Stock. This was somewhat offset by repayment of certain notes payable to affiliates and repayment of borrowings under the bank facility.

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

     As of September 30, 2001, The Company had outstanding $220.8 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $71.0 million under the Company's Credit Facility, $17.2 million in notes payable to affiliates and $17.6 million in outstanding borrowings under the bank facility of Hudson RCI AB.

     The Credit Facility currently consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. As of September 30, 2001 the

Company had $8.0 million available under the Working Capital Portion of the Revolving Loan Facility. The Term Loan Facility matures on June 30, 2003 and, commencing June 30, 1999, requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003. The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                           Margin
                                                -----------------------------
Period and Loan Type                              Base Rate      Eurodollar
--------------------                            -------------  --------------

Through June, 2002
  Term and Working Capital....................      3.00%           4.00%
  Acquisition.................................      3.25%           4.25%

July, 2002 through March, 2003
  Term and Working Capital....................      3.50%           4.50%
  Acquisition.................................      3.75%           4.75%

Thereafter
  Term and Working Capital....................      4.00%           5.00%
  Acquisition.................................      4.25%           5.25%


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

     The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. As of September 30, 2001 the Company was in compliance with the financial covenants set forth the Credit Facility.

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

     As of September 30, 2001, the Company had $17.2 million outstanding pursuant to unsecured promissory notes payable to affiliates of Freeman Spogli, the Company's majority shareholder. The notes bear interest at 12.0% per annum to 14.0% per annum and mature in August 2006. Of these notes, $2.0 million require semiannual interest payments.

     The Company, through Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $17.6 million as of September 30, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR plus 0.75% to 1.75% (4.645% to 5.645% at September 30, 2001), matures in December 2003, and is guaranteed by Steamer Holding AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB.

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

     As the result of a number of factors affecting the Company in fiscal 2000, management has taken numerous actions during 2001 including elimination of a distribution warehouse, elimination of non-essential management personnel, reduction in inventory levels, aggressive collection efforts of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Subordinated Notes and obligations under the Credit Facility. Management does not believe the restructuring charges referred to above will be material to the Company. In addition, existing shareholders and key management personnel contributed approximately $15.1 million in the form of convertible subordinated debt and equity in April, May and August of 2001 and contributed an additional $3.0 million in redeemable preferred stock of Holding (which Holding invested in preferred stock of the Company) in August of 2001, in order to improve the Company's liquidity position. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for a period of at least 18 months.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138, effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of adoption was not material to the financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted SFAS 141 for all business combinations initiated after June 30, 2001.

     Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company has adopted this statement for all goodwill and other intangible assets acquired after June 30, 2001 and will adopt this statement for all existing goodwill and other intangible assets beginning January 1, 2002. Upon adoption of this standard on January 1, 2002, the Company will cease recording amortization of goodwill which would increase income before taxes in 2002 by approximately $3.3 million (assuming current goodwill amounts and currency exchange rates). Other than ceasing the amortization of goodwill, the Company does not anticipate that the adoption of SFAS 142 will have a significant effect on the Company's financial position or the results of the Company's operations as the Company does not currently anticipate any impairment charges for existing goodwill.

     Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." ("SFAS 144") SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on The Company's financial condition and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     On August 15, 2001, the Company issued Senior Subordinated Convertible Promissory Notes Due 2005 (the "Notes"), convertible into an aggregate of 850,000 shares of the Company's common stock, for total consideration to the Company of $8,500,000 (consisting of $5,000,000 of exchanged indebtedness and $3,500,000 of cash), to existing shareholders of Holding and the Company. Each
Note is convertible into common stock of the Company at the rate of one share of common stock for each $10 of principal on the Note. Each Note is convertible at the option of the holder thereof, and all of the Notes are subject to mandatory conversion upon the vote of the holders of a majority of the aggregate outstanding principal balance of all of the Notes.

     The sale and issuance of the Notes was exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, as a sale of securities to no more than thirty-five purchasers, each of whom was an "Accredited Investor", as that term is defined in Rule 501 of Regulation D.

     On August 15, 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the "Junior Preferred Stock") to River Holding for total cash consideration to the Company of $3,000,000. Each share of the Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of the Company at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

     The sale and issuance of the Junior Preferred Stock to River Holding was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             4.3(1)  Form of Senior Subordinated Convertible Promissory Note Due
                     2005.

             4.4(1)  Certificate of Determination of Preferences of 12% Junior
                     Convertible Cumulative Preferred Stock of the Company.

           10.19(1) Subordination Agreement dated as of April 17, 2001 among the Company, FS Equity partners IV, L.P., Bankers Trust
                     Company and the Subordinated Creditors party thereto.

           10.20(1) Amendment No. 5 to and Limited Waiver of Certain Provisions of the Credit Agreement dated as of July 30, 2001 among the Company, Holding and the lenders party thereto.

     (b)  Reports on Form 8-K

  None.

--------------------

                (1) Incorporated by reference to the exhibit designated by the same number in the form 10-Q/A filed by the Company for the quarter ended June 30, 2001 (File No.: 333-56097).

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HUDSON RESPIRATORY CARE INC.,
                              a California corporation


November 14, 2001             By:    /s/ Patrick G. Yount
                                    --------------------------------------
                                    Patrick G. Yount
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial Officer)