Form 10-K
period 2001-12-31
HUDSON RESPIRATORY CARE INC
filed 2002-06-24
CIK 1061893

================================================================================

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of May 31, 2002, the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 10,654,293. The registrant's Common Stock is not traded in a public market.

  Aggregate market value of the registrant's voting and nonvoting Common Stock:
                                 Not Applicable.
                    Documents Incorporated by Reference: None

================================================================================

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                       Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I ........................................................................................................   1
        Item 1.  Business .....................................................................................   1
        Item 2.  Properties ...................................................................................   7
        Item 3.  Legal Proceedings ............................................................................   8
        Item 4.  Submissions of Matters to a Vote of Security Holders .........................................   8

PART II .......................................................................................................   9
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ........................   9
        Item 6.  Selected Financial Data ......................................................................   9
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation .........  11
        Item 7A. Quantitative and Qualitative Disclosure About Market Risk ....................................  28
        Item 8.  Financial Statements .........................................................................  29
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........  29

PART III ......................................................................................................  32
        Item 10. Directors and Executive Officers of the Registrant ...........................................  32
        Item 11. Executive Compensation .......................................................................  34
        Item 12. Security Ownership of Certain Beneficial Owners and Management ...............................  38
        Item 13. Certain Relationships and Related Transactions ...............................................  39

PART IV .......................................................................................................  41
        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................  41

SIGNATURES .................................................................................................... S-1

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

General

     Hudson Respiratory Care Inc. ("Hudson RCI" or the "Company") is a leading manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company offers one of the broadest respiratory care and anesthesia product lines in the industry, including such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to over 7,000 distributors and alternate site service providers throughout the United States and in more than 90 countries worldwide. The Company has supplied the disposable respiratory care market for over 55 years and enjoys strong brand name recognition and leading market positions.

     The Company manufactures and markets approximately 2,000 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively in the United States from its extensive relationships with leading group purchasing organizations ("GPOs"), as large purchasing organizations play an increasingly important role in hospitals' purchasing decisions.

     The Company maintains three manufacturing facilities and two distribution facilities in the United States, assembly operations in Mexico and Malaysia and sales and marketing offices in the United States, Sweden, the United Kingdom, France and Germany.

     Hudson Oxygen Therapy Sales Company ("Hudson Oxygen"), Hudson RCI's predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company's assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. ("Holding"). In the past four years, the Company has completed a number of strategic acquisitions in order to expand its product line and geographic penetration, most significantly with the July 1999 acquisition of Hudson RCI AB (formerly Louis Gibeck AB), a Swedish company that manufactures and markets medical devices under the Gibeck brand. Hudson RCI's principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611.

Industry Overview

     The worldwide market for disposable respiratory care and anesthesia products consists of the domestic hospital market, the alternate site market and the international market. Respiratory care and anesthesia principally involve the delivery of oxygen or anesthesia from a gas source, such as a mechanical ventilator or respirator, to the patient's pulmonary system. The gas is typically delivered to the patient through specialized tubing connecting to a cannula, mask or endotracheal tube. In addition, it is often clinically desirable to humidify or medicate the gas prior to delivery to the patient. The market for respiratory care and anesthesia products, including disposable products, is expected to be positively impacted by demographic trends, both domestically and internationally. In the United States, changes in demographics, including an aging population, increased incidence and awareness of respiratory illnesses and heightened focus on cost-efficient treatment, have had a positive impact on the domestic respiratory care and anesthesia markets. There has been an increasing incidence of respiratory illnesses (such as asthma and emphysema), due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. The Company believes that the international respiratory care and anesthesia markets will experience many of the trends currently affecting domestic markets. In addition, many international markets have high incidences of communicable respiratory diseases and are becoming increasingly aware of the clinical and economic value of single-use, disposable products.

     The market for respiratory care and anesthesia products is also affected by trends involving the health care market generally. In particular, the overall trend towards cost containment and infection control has increased the desirability of disposable products relative to reusable products, and has influenced pricing, distribution channels, purchasing decisions and health care delivery methods.

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

     Cost containment has caused consolidation throughout the health care product supply channel, which has favored reliable manufacturers with large, high quality product offerings and competitive pricing. In an effort to contain costs, service providers have consolidated to form GPOs, which take advantage of group buying power to obtain lower supply prices. This, in turn, has led to consolidation among distributors, who seek to provide "one-stop shopping" for these large buying groups. Distributors have also sought to concentrate purchases among fewer vendors in an effort to reduce supply costs. Since selection as a contracted GPO provider and strong relationships with distributors are critical to many health care manufacturers, they have responded to these trends by providing a broad range of integrated products, combined with reliable delivery and strong after-sales support.

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

     The Company groups its products into four clinical categories: (i) oxygen therapy; (ii) aerosol therapy; (iii) humidification and filtration; and (iv) airway management. Although the Company's sales efforts differ depending on the clinical use of its products, management focuses on geographical segments for strategic decision making.

                Category/Products                                             Description
----------------------------------------------------   -------------------------------------------------------
Oxygen Therapy: oxygen masks, cannulae, oxygen         Used to transport, regulate, deliver and analyze
catheters, oxygen tubing, prefilled and refillable     therapeutic, supplemental oxygen to a patient. Cylinder
humidifiers, oxygen regulators, cylinder carts and     carts and bases are used to transport and stabilize
bases, oxygen analyzers/monitors, oxygen sensors,      oxygen cylinders. Regulators control the pressure and
and adaptors and connectors. Sales for this            flow of oxygen from the primary gas source to the
category as a percentage of total Company sales were   patient. Oxygen masks and nasal cannulae cover the nose
32.6%, 34.6% and 40.0% for fiscal years 2001, 2000     and mouth or fit inside the nostrils and are connected
and 1999, respectively.                                to an oxygen source via small diameter tubing through
                                                       which oxygen flows. Oxygen analyzers, monitors and
                                                       sensors are utilized to measure and monitor the oxygen
                                                       concentration being delivered to the patient. Adaptors
                                                       and connectors are frequently used in respiratory care
                                                       and anesthesia to add accessories, modify
                                                       configurations, and/or customize other related products
                                                       to meet specific needs.



Aerosol Therapy: aerosol masks, prefilled and          Used to create and deliver aerosolized particles of
refillable large volume nebulizers, aerosol tubing,    liquid water, sodium chloride or medication solutions
unit dose solutions, small volume nebulizers, peak     to the patient's airways to dilute and mobilize
flow meters, spacers/changers. Sales for this          secretions and/or dilate constricted breathing
category as a percentage of total Company sales were   passages. The peak flow meter is used to monitor the
16.5%, 17.2% and 21.0% for fiscal years 2001, 2000     patient's respiratory status before and after an
and 1999, respectively.                                aerosolized medication treatment. Spacers/Chambers are
                                                       used as an adjunct to metered dose inhaler therapy to
                                                       facilitate optimal treatment effectiveness.



Humidification and Filtration: ConchaTherm heated      Heated humidification systems actively heat and
humidifiers and accessories, Humid-Heat and            humidify oxygen/air mixtures or anesthetic gases
accessories, AquaTherm and ThermaGard nebulizer        provided by a mechanical ventilator or anesthesia gas
heaters; Concha water, Concha Pak, Aqua+ and           machine or other gas source. Heat Moisture Exchangers
Humid-Vent HME's, and filters for critical care,       (HMEs) passively conserve the heat and humidity in the
anesthesia and pulmonary function. Sales for this      patient's exhaled breath for use during inspiration.
category as a percentage of total Company sales were   Breathing filters are used to protect patients,
21.6%, 27.3% and 21.5% for fiscal years 2001, 2000     caregivers and medical equipment from
and 1999, respectively.                                cross-contamination with bacteria and viruses.



Airway Management: oral airways, Sheridan(R)           Used to secure and maintain an open airway and
endotracheal tubes, incentive breathing exercisers     unobstructed breathing passage; convey an oxygen/air
(IBEs), disposable and re-useable resuscitation        mixture and/or anesthetic gas from a mechanical
bags,                                                  ventilator,

                Category/Products                                            Description
---------------------------------------------------   -------------------------------------------------------
hyperinflation bags, breathing bags, air cushion      anesthesia gas machine to a patient; and artificially
masks, anesthesia circuits, heated-wire and           support ventilation during resuscitative efforts. The
conventional ventilator circuits, gas sampling        infant CPAP system provides non-invasive respiratory
lines and filters, catheter mounts and infant CPAP.   support to premature infants with under-developed,
Sales for this category as a percentage of total      immature lungs.
Company sales were 29.2, 20.9% and 17.5% for fiscal
years 2001, 2000 and 1999, respectively.


Sales, Marketing and Distribution

     The Company's main focus for operational management and strategic decisions is based on geographical segments. These are defined as the Domestic and European operations, each having their own, distinct management team.

     The Company has sales offices in Temecula, Sweden, Germany, France and the United Kingdom and two distribution facilities in the United States and one in Europe. The Company also employs sales representatives in Thailand, China and Australia. While a majority of the Company's domestic hospital sales are made to distributors, the Company's marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 10 to "Item 8. Financial Statements" for information with respect to international sales. The Company's U.S. sales personnel currently call on approximately 5,900 hospitals and surgery centers, over 50 hospital distributors and over 3,000 alternate site customers. Due to consolidation and cost pressures among the Company's customer base, the Company's target call point at the health care provider has been moving away from the clinician to include a purchasing manager or corporate executive.

     In the current U.S. hospital market environment, GPO relationships are an essential part of access to the Company's target markets and the Company has entered into preferred supplier arrangements with 14 national GPOs. The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers. While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product. In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements. Further, these arrangements are terminable at any time, but in practice usually run for two to three years. The Company enjoys longer terms with three of its major GPOs, Novation LLC, Consorta and HealthTrust Corporation. The Company's most significant GPO relationships are with AmeriNet Inc., Broadlane, Consorta, Health Services Corporation of America, HealthTrust Corporation and Novation LLC.

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

     The Company markets its products primarily through consultative dialogue with health care providers, targeted print and web site advertising, trade shows, selective promotional arrangements with distributors and the Company's heater lease program. To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge. The revenues from the sale of products used in connection with the operation of the heaters covers the amortization of the heater cost under the leases. The Company has heaters with a net book value of approximately $2.2 million as of December 31, 2001 placed at service provider locations under this program.

     The Company utilizes a network of over 50 hospital distributors, as well as over 3,000 alternate site distributors and end-users, to reach its markets. A number of these distributors carry competing product lines, but many are moving to select single supply sources for particular product groups. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc. Such status gives preference to the shipping of the Company's products versus competing product lines. Owens & Minor Inc. is the Company's largest distributor, accounting for approximately $30.4 million or approximately 19.4% of total fiscal 2001 net sales, $32.2 Million or 20.2% of total fiscal 2000 net sales and $24.5 million or 19.0% of total fiscal 1999 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company's international distributors outside of the European Union ("EU"), Middle East and Africa place their orders directly with dedicated international customer service representatives. Customer orders are shipped from one of three warehouse locations. Sales strategies and marketing plans are tailored to each clinical product group with involvement of the distributor. Region and territory sales managers are responsible for the launch of products into their regions, including related support and training. The Company utilizes a network of approximately 120 international distributors, typically on an exclusive basis within each market. Customers within Europe, the Middle East and Africa are serviced by the Company's Sweden office.

Manufacturing and Assembly

     The Company operates three manufacturing facilities in the United States and assembly facilities in Ensenada, Mexico and Kuala Lumpur, Malaysia. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers. The Company's manufacturing facility in Temecula, California houses 77 injection molding machines. During the past several years, many of the machines have been replaced with more efficient models, which have increased capacity. Tubing is produced on 11 extrusion lines: 6 corrugated, 4 vinyl and 1 repellitizer/regrinder. The Temecula facility uses approximately 19 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene, polypropylene and polystyrene. Sterile prefilled humidification and nebulization products are manufactured using 9 blow/fill/seal machines in the Company's facility in Arlington Heights, Illinois.

     The Company's Argyle, New York facility houses 4 extrusion lines, 4 blow molding machines and 8 assembly lines designed to produce the SHERIDAN(R) brand of endotracheal tubes. The SHERIDAN(R) product line was acquired in October, 2000 from Tyco Healthcare Group LP ("Tyco"). The Company leases approximately fifty percent of the Argyle facility from Tyco under a three year lease ending in October, 2003. During 2001, the Company made the decision to relocate the Argyle production facility to Tecate, Mexico, beginning in 2002 and anticipates completing the move by October, 2003.

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

     The Company monitors the quality of its products at its manufacturing facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the FDA and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an "advanced notification" program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula, Argyle, Arlington Heights, Kuala Lumpur and Ensenada. Certain Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada, Kuala Lumpur, Argyle and Arlington Heights facilities are certified as ISO 9002 compliant and the Temecula and Sweden facilities are certified as ISO 9001 compliant.

Suppliers and Raw Materials

         The Company's primary raw materials are various resins, which are formed into the Company's products. The top 10 purchased products in 2001 were tubing grade PVC, clear PVC, LDPE-EVA, polypropylene, pre-cut elastic, mask grade PVC, acrylic resin, hose-end grade PVC, manual resuscitator assembly, and breathing bag assembly. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

         The Company's research and development department consists of 20 people, including 14 engineers. The Company's engineering efforts are split between developing new products and process improvements to its manufacturing operations. The Company develops new products to expand its product line in anticipation of changes in demand. Significant products introduced in the last five years include the line of heat-moisture exchangers, the SHERIDAN(R) brand of endotracheal tubes, CONCHATHERM(R) IV heated humidification system, expansion of the Company's ventilator circuit and nebulizer line, a demand oxygen regulator and CONCHATHERM(R) 2000. CONCHATHERM(R) 2000 is a heated humidification system for the sleep apnea market. The Company constantly works to reduce costs through continuous process improvements. The Company incurred research and development expenses of approximately $2.0 million, $2.4 million and $2.0 million in fiscal 2001, 2000 and 1999, respectively.

Competition

         The U.S. medical supply industry is characterized by intense competition. The Company's primary competitor in the respiratory care sector is Allegiance Healthcare (a subsidiary of Cardinal Health, Inc.) and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. ("SIMS"), and Vital Signs, Inc. Many of the products manufactured by the Company are available from several sources, and many of the Company's customers tend to have relationships with several manufacturers. The Company competes on the basis of brand name, product design and quality, breadth of product line, service and price.

Patents and Trademarks

         The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 27 patents in the United States. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various other countries.

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

         The Company is required to comply with pertinent sections of the Code of Federal Regulations, 21CFR GMP/QSR, which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by state, Federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including contract sterilization facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. The FDA also has the authority to issue special controls for devices manufactured by the Company. In the event that such special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

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

Employees

         As of May 31, 2002, the Company employed approximately 2,342 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.  Properties.

         The Company owns approximately 30 acres of land in Temecula, California on which its headquarters, one of three principal manufacturing centers and three other buildings totaling approximately 245,000 square feet are located. Plastic and vinyl components and corrugated tubing are manufactured in Temecula and assembled into finished goods at a 77,000 square foot facility in Ensenada, Mexico. The Company owns the Ensenada facility and the underlying land is held in a 30-year trust that expires in 2019. The Company leases an 86,000 square foot manufacturing facility in Arlington Heights, Illinois under a lease that expires in 2005 with an option to extend an additional 5 years. Prefilled sterile solutions and electronics are manufactured in Arlington Heights. The Company leases a 73,000 square foot distribution warehouse in Elk Grove, Illinois under a lease that expires in May, 2010, and a 25,375 square foot distribution facility in Atlanta, Georgia under a lease that expires in February 2006. In August 2001, the Company made a decision to close the Atlanta distribution center. The company leases a 99,100 square foot distribution facility in Temecula, California under a lease that expires in September 2005. The Company leases sales and marketing offices in Stockholm, Sweden; Ashby de la Zouch, U.K.; Lyon, France; and Lohmar, Germany under leases that expire in September 30, 2002, April 25, 2006 and April, 2005, respectively. The Company leases a 33,260 square foot facility in Kuala Lumpur, Malaysia, under a lease that expires in July 2002. This facility primarily assembles finished products for the HME and filter product lines. The Company is currently in discussions with the owners of the Swedish and Malaysia properties and expects the leases to be renewed on a favorable basis. The Company also leases approximately fifty percent of an 80,218 square foot facility in Argyle, New York under a lease that expires in October, 2003. This facility manufacturers the SHERIDAN(R) line of endotracheal tubes. During 2001, the Company made a decision to relocate the endotracheal product line from its manufacturing plant in Argyle, New York to Tecate, Mexico. The Company has acquired an approximately 99,000 square foot facility in Tecate, under a lease that expires in March 2005.

         The Company believes that its current facilities are adequate for its present level of operations.

Item 3.  Legal Proceedings.

         The Company is not a party to any material lawsuits or other proceedings, including suits relating to product liability and patent infringement. While the results of the Company's existing lawsuits and other proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by Holding and the shareholder of the Company prior to the recapitalization.

         The Company has not paid cash dividends to Holding in the past two years, and does not intend to pay cash dividends to Holding in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.  Selected Financial Data.

         The selected fiscal year end historical financial data has been derived from the audited financial statements of the Company. The information contained in this table as of December 31, 2000 and 2001, and for each of the three years in the period ended December 31, 2001 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                                     Fiscal Year
                                                          ------------------------------------------------------------------
                                                            2001           2000        1999(a)        1998            1997
                                                          --------       --------     ---------      -------         ------
Operating Data:
Net sales .............................................  $ 157,112       $159,278     $128,803       $100,498        $99,509
Cost of sales .........................................    108,054         84,923       75,418         56,802         54,575
                                                          --------        -------      -------       --------        -------
Gross profit ..........................................     49,058         74,355       53,385         43,696         44,934
Operating expenses:
Selling expenses ......................................     19,496         18,262       13,122         10,350          9,643
Distribution expenses .................................     11,429         10,109        4,647          3,336          3,170
General and administrative expenses ...................     30,205 (e)     27,343       14,732         10,284         11,456
Impairment of goodwill ................................     33,128 (f)         --           --             --             --
Impairment of fixed assets ............................      4,469 (g)         --           --             --             --
Research and development expenses .....................      2,043          2,387        2,031            976          1,072
Provision for equity participation plan ...............         --             --           --         63,939  (b)     6,954
Provision for retention payments ......................         --             --           --          4,754  (c)        --
                                                          --------        -------      -------       --------        -------
Operating income (loss) ...............................    (51,712)        16,254       18,853        (49,943)        12,639
                                                          --------        -------      -------       --------        -------
Other (income) and expenses: ..........................         --             --           --
Interest expense ......................................     20,542         21,089       17,263         11,327          1,834
Other (income) expense ................................      1,563          1,159        1,232            406           (638)
                                                          --------        -------      -------       --------        -------
Total other expense ...................................     22,105         22,248       18,495         11,733          1,196
                                                          --------        -------      -------       --------        -------
Income (loss) before provision for income taxes .......    (73,817)        (5,994)         358        (61,676)        11,443
Provision for income taxes ............................     69,854 (h)      3,203        1,586          8,405            150
                                                          --------        -------      -------       --------        -------
Income (loss) before extraordinary item ...............   (143,671)        (9,197)      (1,228)       (70,081)        11,293
Extraordinary item (loss on extinguishment of debt) ...         --             --           --            104  (d)        --
                                                          --------        -------      -------       --------        -------
Net income (loss) .....................................  $(143,671)      $ (9,197)    $ (1,228)      $(70,185)       $11,293
                                                          ========        =======      =======       ========        =======

                           continued on following page

                                                                                   Fiscal Year
                                                          ----------------------------------------------------------------
                                                             2001         2000        1999(a)        1998           1997
                                                          ---------    ---------     ---------     ---------    --------
Balance Sheet Data:                                                        (dollar amounts in thousands)
Total assets ..........................................   $ 137,055    $ 275,234     $ 251,819     $ 165,321    $ 77,554
Total debt ............................................     226,147      221,914       211,694       159,000      20,250
Mandatorily-redeemable preferred stock                       44,989       40,061        35,421        31,513          --
Shareholders' equity (deficit) ........................    (167,821)     (22,775)      (14,649)      (37,735)     22,515
Working capital .......................................        (160)      29,559        35,971        29,533       6,430
Other Financial Data:
Net cash provided by (used in) operating
   activities .........................................   $   5,564    $  10,379     $   7,097     $ (83,024)   $ 19,269
Net cash used in investing activities .................      (9,017)     (26,941)      (75,818)       (6,444)     (3,673)
Net cash provided by (used in) financing
   activities .........................................       7,330       17,464        71,529        89,624     (16,398)
Operating margin before EPP and Retention
   Payments (l) .......................................       (32.9)%       10.2%         14.6%         18.7%       19.7%
Depreciation and amortization .........................   $  12,224    $  11,719     $   8,315     $   6,101    $  5,847
Capital expenditures ..................................       9,029       11,329        10,973         3,111       4,659
Ratio of earnings to fixed charges (j) ................          --x         0.7x          1.0x           --x        6.0x
Deficiency of earnings to cover fixed charges .........   $ (73,817)   $      --     $      --     $ (61,676)   $     --
Ratio of earnings to fixed charges and
   preferred stock dividends (k) ......................          --x         0.8x           --x           --x        6.0x
Deficiency of earnings to cover fixed charges
   and preferred stock dividends ......................   $ (73,817)   $      --     $  (6,160)    $ (65,863)   $     --

----------------------
(a) Includes results of operations for (i) Hudson RCI AB, since it was acquired in July 1999, (ii) Medimex, since certain of its assets were acquired in October 1999 and (iii) VOLDYNE(R), since certain of its assets were acquired in November 1999.
(b) Reflects payments made under the equity participation plan ("EPP"), which was terminated upon consummation of the recapitalization in April 1998.
(c) Reflects retention payments made to substantially every employee of the Company in connection with the recapitalization. These payments were intended to ensure the continued employment of all employees after the recapitalization and no future payments are anticipated.
(d) Reflects the write-off of deferred financing fees related to the payoff of outstanding debt under the Company's previous credit agreement.
(e) Consist of (i) general and administrative expense of $23,889, (ii) amortization of goodwill of $3,490 and (iii) provision for bad debts of $2,826.
(f) Reflects impairment of goodwill based on management's analysis described in the "Fourth Quarter Charges" section in "Item 7 - Results of Operations."
(g) Reflects the write-off of certain assets management has determined have no value as described in the Fourth Quarter Charges section of the Results of Operations.
(h) Includes the write-off of deferred taxes of $68,881 as described in the Fourth Quarter Charges section of the Results of Operations.

(i) Represents ratio of operating income before EPP and retention payments to net sales.
(j) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.
(k) For the purpose of determining the ratio of earnings to fixed charges and preferred stock dividends, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor. Preferred stock dividends have been "grossed up" to a pre-income tax basis to provide comparability to other components of the ratio.

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

Recent Developments

          During 2001, management implemented several initiatives designed to improve the Company's proficiency with its new management information system, to decrease the Company's ongoing operating expenses, improve collections and administration of accounts receivables, and to reduce inventory levels. While the Company continues to experience some of the issues associated with the implementation of the new system, management believes customer service levels and relationships have improved since the business disruption resulting from difficulties in the implementation of the system in 2000.

         In the fourth quarter of 2001, the Company incurred charges of $115.1 million, as described more completely in the "Fourth Quarter Charges" section of this item.

          As of December 31, 2001, based on the Company's financial results, the Company was not in compliance with certain financial covenants under its Credit Facility. As a result of this non-compliance and resulting defaults, on March 30, 2002, the Company did not make a scheduled term loan payment to the lenders as required under the Credit Facility and, as a result, the Company was prevented from making a scheduled interest payment to its Subordinated Note holders on April 15, 2002.

          As of December 31, 2001, the Company's wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the "Liquidity and Capital Resources" section of this Item). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

          On May 14, 2002, the Company amended and restated the Credit Facility to (i) waive all existing events of default; (ii) extend the final maturity of the term and revolving facilities under the Credit Facility to June 30, 2004;
(iii) amend existing term loan and acquisition facility amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend financial covenants. to include only a limitation on capital expenditures and a minimum EBITDA test. In connection with this amendment, the Company and HRC Holding, its wholly-owned subsidiary, issued a total of $20.0 million in senior unsecured notes to affiliates of Holding's majority stockholder. These notes bear interest at 12%, with interest and principal due upon maturity on December 31, 2004.

          During 2001, the Company made the decision to close the Argyle, New York facility and move its operations to a new facility located in Tecate, Mexico, beginning in 2002. It is anticipated that this move will cost approximately $4.6 million, of which $0.9 million relating to severance costs was recorded in 2001.

Critical Accounting Policies

          Accounts Receivable: Management performs various analyses to evaluate accounts receivable balances to ensure that recorded amounts reflect estimated net realizable value. Management applies specified percentages to the accounts receivable aging to estimate the amount that will ultimately be uncollectible and, therefore, should be reserved. The percentages are increased as the accounts age.

          Management establishes and monitors these percentages through extensive analyses of historical realization data, accounts receivable aging trends, other operating trends and the extent of contracted business and business combinations. Also considered are relevant business conditions, including general economic factors as they relate to the company's international customers. If indicated by such analyses, management may periodically adjust the uncollectible estimate and corresponding percentages. Further, focused reviews of certain large and/or problematic payors are performed to determine if additional reserves are required.

          In the fourth quarter of fiscal year 2001, management decided to not pursue certain aged accounts receivable for collection and to allocate resources to other customer receivables and collection activities. As a result, the Company provided for such identified accounts receivables totaling $2.2 million.

          Inventory: Inventories are stated at the lower of cost (first-in, first-out ("FIFO") method) or market. Management utilizes various analyses based on forecasts, historical sales and inventory levels to ensure that the current carrying value of inventory accurately reflects the current and expected requirements of the Company within a reasonable timeframe. During the fourth quarter of 2001, management embarked upon a new strategic initiative to eliminate certain products that were either unprofitable or marginally profitable. In addition, management initiated a similar strategic initiative to eliminate inventory on hand which exceeded more than a reasonable level of projected future demand. As a result of the above actions, the Company recorded a charge of $4.6 million in the fourth quarter related to the write-off and disposal of obsolete and excess inventory.

          Revenue Recognition: The Company recognizes revenue when product is shipped and title passes to customer, as the earnings process is substantially complete. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company sells its products to its distributors without right of return based on a listed price. Distributors charge the service providers, or the Company's end customers, a contract price (which is determined by their GPO affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between the list price and the specific contract price to the distributor.
                                       12

The Company records revenue and receivables net of rebatable amounts. In the event no rebate is payable, the amount is reversed and recognized as revenue.

          Deferred Taxes: The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As a result of significant losses in the fourth quarter and cumulative losses in recent years, management reevaluated its ability to realize the future benefit of its deferred tax assets in light of the historical operating results. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets of approximately $68.9 million.

          Impairment of Goodwill and Other Intangibles: The Company periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by analysis of the asset's fair value by comparing the forecasted future net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. In addition, goodwill is assessed for recoverability at an entity level, based on fair value determined by estimated future cash flows discounted at a rate commensurate with the risk involved. In the fourth quarter of 2001, as a result of significant losses from operations, the Company recorded a goodwill impairment charge of approximately $33.1 million.

Recent Accounting Pronouncements

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be accounted for in accordance with SFAS 141.

          Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002 and, as a result, an equivalent charge for goodwill amortization will not be made in 2002. The Company is still evaluating the impact of the standard on impairment, which is expected to be completed by the end of the second quarter of 2002. The amortization of goodwill for 2001 was $3.5 million.

          Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated financial statements.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                                      Fiscal Year
                                                                      ----------------------------------------
                                                                         2001            2000           1999
                                                                      ----------      ----------       -------
                                                                                (dollars in thousands)
Net sales ......................................................      $  157,112       $ 159,278     $ 128,803

Cost of sales ..................................................         108,054          84,923        75,418
                                                                      ----------       ---------   -----------

    Gross profit ...............................................          49,058          74,355        53,385

Selling expenses ...............................................          19,496          18,262        13,122

Distribution expenses ..........................................          11,429          10,109         4,647

General and administrative expenses ............................          23,889          20,917        12,829

Amortization of goodwill .......................................           3,490           3,320         1,463

Impairment of goodwill .........................................          33,128              --            --

Impairment of fixed assets .....................................           4,469              --            --

Research and development expenses ..............................           2,043           2,387         2,031

Provision for bad debts ........................................           2,826           3,106           440
                                                                      ----------       ---------     ---------

Total operating expenses .......................................         100,770          58,101        34,532
                                                                      ----------       ---------     ---------

Operating income (loss) ........................................      $  (51,712)      $  16,254     $  18,853
                                                                      ==========       =========     =========

                                                                                      Fiscal Year
                                                                      ----------------------------------------
                                                                         2001             2000          1999
                                                                      ----------        ---------     --------
Net sales ......................................................           100.0%          100.0%        100.0%

Cost of sales ..................................................            68.8            53.3          58.5
                                                                      ----------       ---------      --------

    Gross profit ...............................................            31.2            46.7          41.5

Selling expenses ...............................................            12.4            11.5          10.2

Distribution expenses ..........................................             7.3             6.3           3.6

General and administrative expenses ............................            15.2            13.1          10.0

Amortization of goodwill .......................................             2.2             2.1           1.1

Impairment of goodwill .........................................            21.1              --            --

Impairment of fixed assets .....................................             2.8              --            --

Research and development expenses ..............................             1.3             1.5           1.6

Provision for bad debts ........................................             1.8             2.0           0.3
                                                                      ----------       ---------     ---------

Total operating expenses .......................................            64.1            36.5          26.8
                                                                      ----------       ---------     ---------
Operating income (loss) ........................................           (32.9)%          10.2%         14.7%
                                                                      ==========       =========     =========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net sales, reported net of rebates, were $157.1 million in 2001, a decrease of $2.2 million or 1.4% from 2001. On a consolidated basis, domestic hospital sales decreased by $5.5 million during 2001, or 5.9% as compared to 2000. The decrease in net sales is attributable to the following: (i) reduced seasonal demand worldwide for certain products due to mild levels of flu-related illnesses and unusually warm weather in the fourth quarter of 2001; (ii) lower than normal demand from U.S. hospitals following the September 11, 2001 terrorist attacks in New York and Washington as a result of reduced hospital admissions and lower levels of elective surgeries; and (iii) a decision by the Company in 2001 not to offer purchasing incentives at year end to distributors. Alternate site sales increased by $2.0 million or 8.8% due to market growth and lower prior year sales which were the result of shipping difficulties encountered in 2000 relating to the implementation of the management information system. Original Equipment Manufacturing ("OEM") sales decreased by $1.0 million or 16.3% during 2001, primarily due to changes in purchasing patterns from some of its OEM customers and their reduced demand as a result of the weak influenza season. European sales increased slightly by $0.3 million or 1.5% as compared to 2000 as a result of incremental sales of the SHERIDAN(R) product line (acquired in October 2000) as well as increased sales in certain European markets now served on a direct basis through the Company's European distribution center located in the Netherlands. Pacific Rim sales increased by $2.0 million or 21.5% as compared to 2000 as a result of incremental sales of the SHERIDAN(R) product line and continued growth in the use of the Company's products in this marketplace.

         The Company's gross profit for 2001 was $49.1 million, a decrease of $25.3 million or 34.0% from 2000. As a percentage of net sales, the Company's gross profit for 2001 was 31.2% as compared to 46.7% for 2000. This decrease was primarily due to the following: (i) sale of inventory recorded a higher net realizable value rather than manufacturing cost as a result of the SHERIDAN(R) acquisition; (ii) increased shipping costs as a result of shipping difficulties caused by problems associated with the new management information system; (iii) an unfavorable mix variance caused by higher sales of products with lower gross margins; (iv) higher level of unabsorbed manufacturing costs resulting from lower than expected demand and decreased inventories and (v) charges in the fourth quarter of 2001 relating to an initiative put in place to discontinue and dispose of less profitable products.

         Selling expenses were $19.5 million for 2001, a $1.2 million or 6.8% increase over 2000. This increase was primarily driven by additions to the sales and marketing departments to support recently acquired product lines, as well as an increase in fees associated with certain GPO's. As a percentage of sales, selling expenses were 12.4% in 2001 as compared to 11.5% in 2000.

         Distribution expenses were $11.4 million in 2001, which represents a $1.3 million or 13.1% increase over 2000. As a percentage of sales, distribution expenses were 7.3% in 2001 versus 6.3% in 2000. This increase was a result of the establishment of the European distribution center in the first quarter of 2001.

         General and administrative expenses were $23.9 million for 2001, an increase of $3.0 million or 14.3% over 2000. This increase resulted primarily from increased staffing levels required to maintain acceptable customer service levels and operate the business with the new management information system, expenses related to the closure of the Atlanta distribution center, higher depreciation associated with the new management information system and other professional fees and charges related to implementing the new management information system.

         Amortization of goodwill was $3.5 million in 2001, a $0.2 million or 5.1% increase over 2000. The increase was the result of a full year of amortization related to the SHERIDAN(R) acquisition made during the fourth quarter of 2000. As a result of significant losses in the fourth quarter, the Company reassessed future cash flows and determined that goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment charge of approximately $33.1 million.

         Research and development expenses were $2.0 million in 2001 as compared to $2.4 million in 2000, the result of eliminating several positions in the Company's facility operated by Hudson RCI AB, the Company's Swedish subsidiary, during 2001.

         Interest expense was $20.5 million in 2001, a $0.5 million or 2.6% decrease from 2000. The decrease was primarily due to a general decrease in interest rates.

         Income tax provision was $69.8 million for 2001 as compared to $3.2 million in 2000. As a result of losses in the fourth quarter of 2001 and cumulative losses in recent years, the Company recorded a full valuation allowance of $68.9 million in 2001.

Fourth Quarter Charges

         The following is a summary of the charges incurred by the Company in the fourth quarter of 2001 (amounts in thousands):

Write-off of deferred tax asset ......................   $  68,881
Goodwill impairment ..................................      33,128
Impairment of fixed assets ...........................       4,469
Destruction of obsolete inventory ....................       4,582
Write-off of uncollectible accounts receivable .......       2,189
Distribution center closure ..........................         930
Relocation of manufacturing facilities ...............         900
                                                         ---------

Total fourth quarter charges .........................   $ 115,079
                                                         =========


         As a result of significant losses in the fourth quarter and cumulative losses in recent years, the Company has reevaluated its ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets of approximately $68.9 million.

         As a result of significant losses in the fourth quarter, the Company reassessed future cash flows and determined that goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment charge of approximately $33.1 million.

         As a result of the Company's analysis of fixed assets in the fourth quarter, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value. Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value. As a result, the Company recorded an impairment charge of approximately $4.5 million.

         As a result of an analysis of product lines during the fourth quarter of 2001, the Company concluded that it would no longer support a certain number of individual products, resulting in the related inventories of those products no longer having value. The Company recorded charges of $4.6 million related to the destruction of obsolete inventory resulting from this strategic decision.

         The Company made a decision in the fourth quarter of 2001 to not pursue certain aged accounts receivable for collection and to allocate resources to other customer receivables and collection activities. As a result, the Company increased its provision for write-offs based on analysis of those aged customer receivables.

         The Company recorded a charge of approximately $0.9 million related to the 4th quarter closure of its Atlanta distribution center. This charge primarily consisted of future rent commitments.

         During fiscal 2001, the Company made a decision to relocate from its manufacturing operation in Argyle, New York to Tecate, Mexico. In addition, the Company made a decision to move certain product manufacturing from Temecula, California to Ensenada, Mexico. The Company recorded approximately $0.9 million in severance costs related to the relocations.

         During the fourth quarter of 2000, the Company embarked on a detailed review of the accounts receivable. Upon completion of such analysis, the Company recorded an additional $2.3 million of provision for bad debts to recognize certain accounts receivable, which became uncollectible in the fourth quarter.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales, reported net of rebates, were $159.3 million in 2000, an increase of $30.5 million or 23.7% over 1999. Of the $30.5 million increase, $9.2 million related to the VOLDYNE(R) incentive breathing exerciser product line acquisition made in November 1999, and $3.2 million was the result of the acquisition of the SHERIDAN(R) endotracheal tube product line in October of 2000. In addition, the Louis Gibeck AB (now Hudson RCI AB) acquisition, completed in July 1999, accounted for an additional $5.4 million of sales in 2000. For the base Hudson RCI business, alternate site sales increased $1.5 million or 7.1% as a result of the continued focus on this important and growing marketplace. Domestic hospital sales increased by $9.7 million or 13.0% as the result of new GPO relationships, as well as increased purchases from existing GPO relationships. Sales to Europe declined by $2.2 million or 18.0%, driven primarily by backorders and sales losses created during the implementation of a new management information computer system. Sales to Latin America increased by $0.4 million, while sales to the Pacific Rim increased by $2.6 million. OEM sales increased by $0.8 million or 18.6%, the result of new relationships with several customers.

         The Company's gross profit for 2000 was $74.4 million, an increase of $21.0 million or 39.3% from 1999. As a percentage of net sales, the Company's gross profit for 2000 was 46.7% as compared to 41.4% for 1999. This increase was primarily due to increased sales of higher profit margin products, such as the acquired Louis Gibeck AB and VOLDYNE(R) incentive breathing exerciser product lines. This was somewhat offset by increased freight costs required to service customer needs during a period of shipping difficulties caused by problems associated with the new computer system installation.

         Selling expenses were $18.3 million for 2000, a $5.1 million or 39.2% increase over 1999. This increase was primarily driven by the inclusion of full year results in 2000 of Hudson RCI AB, as well as establishment of sales offices in France and the United Kingdom during 2000. As a percentage of net sales, selling expenses were 10.2% and 11.5% in 1999 and 2000, respectively.

         Distribution expenses were $10.1 million in 2000, which represents a $5.5 million or 117.5% increase over 1999. This increase was caused by implementation of a second shift at all domestic distribution centers, increased overtime and the addition of a new distribution warehouse in Temecula, California. These increased costs were driven by shipping issues caused by the new system implementation, as well as higher volumes of products shipped during 2000 as compared to 1999. Additionally, freight for products shipped between distribution facilities increased significantly in order to meet increased demand, as well as to better serve customers affected by shipping problems associated with the new system implementation.

         General and administrative expenses were $20.9 million for 2000, an increase of $8.0 million or 62.0% over 1999. This increase resulted primarily from increased staffing required to maintain acceptable customer service levels and operate the business with the new computer system. Additionally, due to increased aging of receivables resulting from lack of experience and visibility within the new management information system, the Company increased its reserves for doubtful accounts. In addition, general and administrative expense increases also resulted from the establishment of sales offices in France and the United Kingdom, as well as the full year effect of Hudson RCI AB.

         Amortization of goodwill was $3.3 million in 2000, a $1.9 million or 126.9% increase over 1999. This increase was driven primarily by the Hudson RCI AB and VOLDYNE(R) incentive breathing exerciser acquisitions in 1999, as well as the SHERIDAN(R) endotracheal tube product line acquisition in 2000.

         Research and development expenses were $2.4 million in 2000 as compared to $2.0 million in 1999. This increase is solely due to the inclusion of Hudson RCI AB results for a full year in 2000.

         Interest expense was $21.1 million in 2000, a $3.8 million or 22.2% increase over 1999. This increase was primarily due to increased borrowings to fund the Hudson RCI AB, VOLDYNE(R) incentive breathing exerciser and SHERIDAN(R) acquisitions. In addition, borrowings were higher under the working capital revolver due to increased working capital requirements that resulted from growth in the Company, as well as from issues relating to the new computer system implementation.

         The Company experienced significant changes in the composition and complexity of accounts receivable that were aggravated by the Company's implementation of its new ERP system. During the fourth quarter of 2000, the Company embarked on a detailed review of accounts receivable. Upon completion of such analysis, the Company recorded an additional $2.3 million of provision for bad debts to recognize certain accounts receivable, which became uncollectible in the fourth quarter.

         During 2000, the Company also experienced a shift in customer product and product mix to a higher rebate percentage. Similar to the problems associated with the allowance for doubtful accounts, the shift was obscured by difficulties associated with the implementation of the Company's new ERP system, which resulted in the Company's reevaluation of the amount of rebates recognized.

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

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility and, historically, investments from its shareholders. Cash provided by operations totaled $5.6 million, $10.4 million and $7.1 million in 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 is attributable to lower profitability and reduction in trade accounts payable offset in part by decreases in inventories and accounts receivable. The Company had operating working capital, excluding cash and short-term debt, of $13.4 million and $38.7 million as of the end of fiscal 2001 and 2000, respectively. Inventories were $25.2 million and $44.6 million as of the end of fiscal 2001 and 2000, respectively. In 2000, inventories increased to unplanned levels due to problems related to the implementation of a new management information system, as well as higher sales levels. The Company significantly reduced inventory levels in 2001, to levels more consistent with the current operating requirements of the Company, but over time, the Company expects its level of inventories to increase as the Company's sales in the international market increase. Accounts receivable, net of allowances, were $19.3 million and $28.3 million at the end of fiscal 2001 and 2000, respectively. In 2001 and 2000, the Company recorded bad debt expense of $2.8 million and $3.1 million, respectively. The average days sales in accounts receivable outstanding was approximately 55 days for 2001, compared to 65 days for 2000 and 86 days for 1999. The Company offers 30 day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company's alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will increase gradually over time as alternate site and international sales become a larger percentage of the Company's total sales. The Company established a European distribution center in the first quarter of 2001. While this has had the effect of increasing inventory, the Company believes that it will also result in improved service to international customers, as well as in lower international accounts receivable than would otherwise be the case, because customers will receive products and, consequently, pay for them more quickly.

          Net cash used in investing activities was $9.0 million, $26.9 million and $75.8 million in 2001, 2000 and 1999, respectively. These funds were primarily used to finance customary purchases of property, plant and equipment in 2001, the SHERIDAN(R) endotracheal tube product line acquisition in 2000, and Hudson RCI AB and the VOLDYNE(R) incentive breathing exerciser product line acquisition in 1999, and for capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases, computer systems purchases, production of heaters, and expansion of the Ensenada facility, totaled $9.0 million, $11.3 million and $11.0 million in 2001, 2000 and 1999, respectively. The higher levels of spending in 2000 and 1999 relate to the acquisition and implementation of a new computer system. The Company currently estimates that capital expenditures will be approximately $8.0 million in 2002, consisting primarily of additional and replacement manufacturing equipment and new heater placements.

          Net cash provided by financing was $7.3 million in 2001, reflecting net borrowings by the Company and the issuance of $3.0 million in Junior Preferred Stock and $100,000 in common stock. Net cash provided by financing activities in 2000 of $17.4 million, reflecting net borrowings and the issuance of $6.0 million in common stock, was used primarily to finance the Tyco SHERIDAN(R) endotracheal tube product line acquisition. Net cash provided by financing activities was $71.5 million in 1999, reflecting net borrowings and equity issuances by the Company, which was used primarily to finance the Hudson RCI AB, Medimex and VOLDYNE(R) acquisitions.

          As of December 31, 2001, the Company had outstanding $226.1 million of indebtedness, consisting of $115.0 million of Subordinated Notes, borrowings of $77.0 million under the Company's Credit Facility, $17.2 million in notes payable to affiliates and $16.9 million in outstanding borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

          The following is a summary of the Company's consolidated contractual obligations as of December 31, 2001:

               (amounts in thousands)                                  Payments Due by Period
                                                   --------------------------------------------------------------------
                                                                 Less Than          1-3           4-5         After 5
                                                      Total        1 Year          Years         Years         Years
                                                   -----------   -----------   ------------   ------------  -----------
   Long-term debt ................................  $   226,147   $    20,680  $     88,201   $      2,266  $   115,000

   Mandatorily redeemable preferred securities ...       44,989            --            --             --       44,989

   Leases and other commitments ..................       12,336         2,247         6,065          1,792        2,232
                                                    -----------   -----------  ------------   ------------  -----------

       Total contractual obligations .............  $   283,472   $    22,927  $     94,266   $      4,058  $   162,221
                                                    ===========   ===========  ============   ============  ===========

          The Credit Facility currently consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions ("Acquisition Facility") and up to $15 million (the "Working Capital Portion") may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility, amended as discussed below, mature on June 30, 2004 and require quarterly principal installments totaling $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004. The Revolving Loan Facility matures on June 30, 2004.

          Total borrowings as of December 31, 2001 and 2000 were $55.0 million and $53.0 million under the Revolving Loan Facility and Acquisition Facility and $22.0 million and $29.5 million under the Term Loan Facility, respectively.

          As of December 31, 2001, the Company had utilized all available credit under the Revolving Credit Facility. No additional borrowing was available under the Term Loan Facility at December 31, 2001.

          The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                         Margin
                                                ------------------------
       Period and Loan Type                     Base Rate     Eurodollar
       --------------------                     ------------------------

       Through June 2002
          Term and Working Capital                3.00%         4.00%
          Acquisition                             3.25%         4.25%

       July 2002 through March 2003
          Term and Working Capital                3.50%         4.50%
          Acquisition                             3.75%         4.75%

       Thereafter
          Term and Working Capital                4.00%         5.00%
          Acquisition                             4.25%         5.25%

          For periods after June 2002, the margins set forth above are subject to pricing reductions depending on the Company's then existing leverage ratio.

          Borrowings under the Credit Facility are required to be prepaid, subject to certain exceptions, with (i) 75% (or 50% for years when the Company's ratio of Debt to EBITDA (as defined) is less than 5:1) of Excess Cash Flow (as defined); (ii) 50% of the net cash proceeds of an equity issuance by Holding or the Company in connection with an initial public offering or 100% of the net cash proceeds of an equity issuance by Holding or the Company other than in connection with an initial public offering (subject in each case to certain exceptions); (iii) 100% of the net cash proceeds of the sale or other disposition of any properties or assets of Holding and its subsidiaries (subject to certain exceptions); (iv) 100% of the net proceeds of certain issuances of debt obligations of the Company and its subsidiaries and (v) 100% of the net proceeds from insurance recoveries and condemnations. The Revolving Loan Facility must be repaid upon payment in full of the Term Loan Facility.

          The Credit Facility is guaranteed by Holding and certain of the Company's subsidiaries. The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future restricted subsidiaries, including its Mexican subsidiaries; provided, that (except for the Mexican subsidiaries) such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company.

          The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock;
(iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. Hudson RCI is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined) and (b) as amended a minimum EBITDA test.

          The Company was not in compliance with certain financial covenants of the Credit Facility as of December 31, 2001 and did not make the scheduled March 31, 2002 amortization payment of the Term Loan Facility on its due date. As a result, in early April, 2002, the lenders under the Credit Facility blocked the Company from making either the April 15, 2002 interest payment required under the Senior Subordinated Notes or the April 15, 2002 dividend payment required under the 11-1/2% Senior Exchangeable PIK Preferred Stock due 2010. On May 14, 2002, the Company and banks amended and restated the Credit Facility to (i) waive all existing events of default; (ii) extend the final maturity of the term and revolving facilities under the Credit Facility to June 30, 2004; (iii) amend existing Term Loan and Acquisition Facility amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004, and (iv) amend the financial covenants to include only a limitation on capital expenditures and a minimum EBITDA test. As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility. As of May 31, 2002, there was approximately $3.5 million of availability on the revolving Loan Facility under the Credit Facility.

          The Senior Subordinated Notes bear interest at the rate of 9-1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity. The Senior Subordinated Notes are general unsecured obligations of the Company and contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments,
(iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates, (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company. As discussed above, the Company was prevented from making the April 15, 2002 interest payment to holders of the Senior Subordinated Notes pending the completion of the amendment to the Credit Facility on May 14, 2002. Because the Company made the interest payment due under the Senior Subordinated Notes within the 30-day grace period, no event of default occurred by reason thereof. The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

          In connection with the acquisition of Hudson RCI AB during 1999, one of the Company's subsidiaries borrowed $22.0 million under an unsecured 12% note payable to Holding's majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. In April 2001 an additional $6.0 million in principal on the note was repaid. Proceeds from the April 2001 repayment were then reinvested by Holding's majority stockholder in new notes issues by the Company, as described below.

          During 2000, the Company borrowed an additional $2.0 million from Holding's majority stockholder under an unsecured 14% note payable due on demand. In August of 2001, this note was exchanged for a new long-term note as described below.

          In August 2001, the Company issued approximately $15.0 million of new unsecured senior subordinated convertible notes to affiliates for $7.0 million in cash and an exchange of $8.0 million in existing short-term unsecured notes. The new notes bear interest at 10% and are due in March 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to the Company's common stock at the demand of the holder. The notes are subordinated to borrowings under the Credit Facility and the new senior unsecured notes discussed below and rank pari-passu with the Senior Subordinated Notes.

          As of December 31, 2001 and May 31, 2002, the Company and its subsidiaries had a total of $17.2 million and $29.2, million, respectively, in notes outstanding due to affiliates.

          As part of the May 2002 amendment and restatement of the Credit Facility discussed above, the Company issued $12.0 million of the senior unsecured notes in exchange for $12.0 million of bank term loans purchased by affiliates of Holding's majority stockholder. Additionally, HRC Holding issued $8.0 million of unsecured senior notes to affiliates of Holding's majority stockholder. HRC Holding used the proceeds of the notes issued by it to acquire certain intercompany receivables from the Company. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from these transactions were used to pay the April 2002 interest due under the Subordinated Notes, fund expenses associated with the Amended and Restated Credit Facility and provide funds for ongoing general corporate purposes

          The Company, through its wholly-owned Swedish Subsidiary, Hudson RCI AB, has incurred bank debt in Sweden (the "HRCI AB Facility") that totaled $16.9 million as of December 31, 2001. The HRCI AB Facility, which is denominated in Swedish krona, bears interest at three-month STIBOR (the interest rate at or about 11:00 a.m. Stockholm time, two banking days before a draw-down date or the relevant interest period, quoted for deposits in krona) plus 1.25% to 1.85% (5.14% to 5.74% at December 31, 2001), matures in September 2005, and is guaranteed by Steamer Holding

AB, Hudson RCI AB's parent, and is secured by the common stock of Hudson RCI AB. As of December 31, 2001, Hudson RCI AB was not in compliance with certain financial covenants under the HRCI AB Facility. The Company and Hudson RCI AB are currently in negotiations with the lender concerning an amendment curing these defaults and expects to receive from the lender a waiver curing all past covenant violations, but no assurance can be given that an agreement will be reached. Accordingly, the outstanding balance is classified as a current liability at December 31, 2001. The Company's Credit Facility and the Senior Subordinated Notes are not cross-defaulted to the Hudson RCI AB facility. If a waiver of such default is not obtained, the lender may pursue its remedies under the facility, including, among other things, immediate acceleration of all borrowings of the facility. In addition, the default entitles the lender to take control of all the common stock of Hudson RCI AB and its European parent companies.

          In April 1998, the Company issued to Holding 300,000 shares of its 11-1/2% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the Holding Preferred Stock. Under the terms of the Senior PIK Preferred Stock, at the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash. In August 2001, the Company issued 3,000 shares of Junior Convertible cumulative preferred stock (the "Junior Preferred Stock") to Holding for cash consideration of $3.0 million. The May 2002 Amended and Restated Credit Facility prohibits the Company from paying cash dividends on its Senior PIK Preferred Stock.

Factors Affecting Liquidity

          As the result of a number of factors affecting the Company in fiscal 2000 and 2001 resulting from the implementation of the Company's new information system, management undertook numerous actions during 2001 to improve the liquidity and improve the operating performance of the Company. Such actions included: elimination of a distribution warehouse, the elimination of non-essential management personnel, a reduction in inventory levels, aggressive collection and write-off of accounts receivable and other cost reduction measures as management deemed necessary to fund the operations of the Company, meet anticipated capital expenditures and make required payments of principal and interest on its debt. In addition, existing shareholders and key management personnel contributed a total of $10.1 million in new cash in the form of convertible subordinated debt and equity in 2001, and as discussed above, in May 2002, affiliates of Holding's majority stockholder partially invested an additional $20.0 million in senior unsecured notes, $12.0 million of which was exchanged for bank term loans previously acquired. Proceeds from these notes were used to pay interest due on the Subordinated Notes, pay for expenses associated with the amendment of the Credit Facility and provide for ongoing working capital requirements. Based on these actions, as well as anticipated improved operating performance, management believes it will have sufficient sources of liquidity to meet its obligations for the remainder of 2002. If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. The Company currently has no commitments for additional debt or equity and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be secured if required. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse affect on the Company.

                                  RISK FACTORS

Substantial Leverage; Shareholders' Deficit

          As of December 31, 2001, the Company had $226.1 million of outstanding indebtedness and a shareholders' deficit of approximately $167.8 million. This level of indebtedness is substantially higher than the Company's historical debt levels and may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the Credit Facility and the indenture governing the Subordinated Notes (the "Indenture"), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "--Liquidity and Capital Resources." The Credit Facility and the Indenture restrict, but do not prohibit, the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

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

Industry Consolidation; Customer Concentration

          Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company's customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company's significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. For example, in 1996, three GPOs that accounted for aggregate sales of approximately $11.0 million combined and, as a result of a decision of the combined entity to enter into a sole distributorship arrangement in 1997 with one of the Company's competitors, the Company has experienced some decrease in sales and may experience additional sales decreases in the future. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company's customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company's business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. For fiscal 2001, the Company's ten largest group purchasing arrangements accounted for approximately 38.7%. Distributors have also consolidated in response to cost containment. For fiscal 2001, approximately 29.4% of the Company's net sales were to two distributors, Owens & Minor Inc. and McKesson, which accounted for 19.4% and 10.0%, respectively, of the Company's net sales. The loss of the Company's relationship with these distributors would have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company and its customers and suppliers are subject to extensive federal and state regulation in the United States, as well as regulation by foreign governments. The Company cannot predict the extent to which future legislative and regulatory developments concerning practices and products for the health care industry may affect the Company. Most of the Company's products are subject to government regulation in the United States and other countries. In the United States, the Federal Food, Drug, and Cosmetic Act, as amended (the "FD&C Act"), and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the Food and Drug Administration ("FDA"), prior to marketing, distributing and manufacturing certain of those products, which can be time consuming and expensive. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company's business. Foreign sales are subject to similar requirements.

          The Company is required to comply with pertinent sections of the Code of Federal Regulations, 21CFR GMP/QSR, which set forth requirements for, among other things, the Company's manufacturing process, design control and associated record keeping, including testing and sterility. Further, the Company's plants and operations are subject to review and inspection by state, federal and foreign governmental entities. The distribution of the Company's products may also be subject to state regulation. The impact of FDA regulation on the Company has increased in recent years as the Company has increased its manufacturing operations. The Company's suppliers, including contract sterilization facilities, are also subject to similar governmental requirements. There can be no assurance that changes to current regulations or additional regulations imposed by the FDA will not have an adverse impact on the Company's business and financial condition in the future. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers. In addition, product approvals could be withdrawn due to the failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The FDA also has the authority to issue special controls for devices manufactured by the Company. In the event that such additional special controls were issued, the Company's products would be required to conform, which could result in significant additional expenditures for the Company.

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

Risks Related to International Sales; Foreign Operations

         Sales made outside the United States represented approximately 26.0% of the Company's 2001 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. The Company has sales operations in Germany, Sweden, the United Kingdom, France and other countries where sales are made in local currency. While the Company may choose to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures. The Company's foreign exchange exposure has historically not been significant, and was not considered to be significant in fiscal 2001.

         The Company also maintains a manufacturing and assembly facility in Ensenada, Mexico and an assembly and distribution facility in Kuala Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends and civil unrest in those countries. In the event the Company were required to transfer its foreign operations to the United States or were otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

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

Risks Generally Associated with Acquisitions

         An element of the Company's business strategy is to pursue strategic acquisitions that either expand or complement the Company's business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company's operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the Credit Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The Credit Facility restricts all acquisitions. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company's ability to effect a portion of its growth strategy.

Patents and Trademarks

         The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel. The Company has 27 patents in the U.S. Many of the U.S. patents have corresponding patents issued in Canada, Europe and various Asian countries. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company's products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition or results of operations.

Energy Costs and Availability

         Over the past several years, there has been a shortfall of available electricity in several areas of California. This shortage has resulted in increased energy costs and temporary interruptions in electrical service in several geographic areas of California, including the area in which the Company maintains its headquarters and principal manufacturing center. Furthermore, the Company participates in a program with the utility that provides electricity to its California facilities whereby the Company receives discounted service rates in exchange for its consent to temporary interruptions in electrical service to the California facilities during peak periods of electricity use. There is a possibility that, with increased demand for electricity in California the cost of obtaining electricity for the Company's California facilities could continue to increase and electrical service could result in decreased productivity at the Company's California facilities. The Company has implemented at its California facility a generator capable of operating the administrative offices, including all computer systems, which are required to effectively conduct business at all locations in the United States and Mexico.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         Quantitative Disclosures. With the continued growth in Europe, the Company has greater foreign currency exposure with respect to its international operations. In the past, the Company's only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, France and the United Kingdom and other countries where sales are made in local currency. The Company may hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company may also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company's hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

         The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company's fixed rate debt consists primarily of outstanding balances on the Subordinated Notes and its variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). With respect to the Company's fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company's interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company's variable rate debt would be approximately $0.9 million.

         The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. The fair value of the Company's fixed rate debt is estimated based on quoted market prices.

                             Expected Maturity Date
                 (amended and restated as of December 31, 2001)

                                    Fiscal     Fiscal   Fiscal     Fiscal      Fiscal     There-                   Fair
                                     2002       2003     2004       2005       2006        after        Total     Value
                                    ------      ----    -------    -------    --------    -------     ---------   -------
                                                                   (Dollars in thousands)
Fixed Rate Debt .................  $    --   $    --   $ 12,000    $ 14,951   $ 2,266     $115,000    $ 144,217  $ 106,317
   Average Interest Rate                --%       --%        --%         --%      9.0%         9.1%
Variable Rate Debt ..............  $20,680   $24,250   $ 37,000    $     --   $    --     $     --    $  81,930  $  81,930
   Average Interest Rate               5.8%      5.4%       5.7%         --%       --%          --%

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

Item 8.  Financial Statements.

          See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         On January 25, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountant. Andersen provided both accounting and audit services to the Company, and was the primary consultant for the implementation of the Company's SAP software platform.

         The reports of Andersen on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company's Board of Directors approved the decision to change accountants on January 17, 2002, and the Audit Committee of the Board of Directors approved the decision to change accountants on January 25, 2002. The Board of Directors believes that it is in the best interests of the Company to make a change in the Company's certifying accountants to meet the growing requirements of the future.

         In connection with its audits for the two most recent fiscal years and through January 25, 2002, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference thereto in its report on the financial statements of the Company for such time periods, except as follows:

         During the audit of its financial statements for the year ended December 31, 2000, the Company had a disagreement with Andersen regarding the reserves for accounts receivable (doubtful accounts and rebates) as of December 31, 2000. Andersen informed the Company of its concerns as to the methodology utilized to establish the level of these reserves as well as that inadequate support had been provided for these reserves. Upon further review and analysis by the Company, and continuing discussions with Andersen, these reserves were adjusted, and backup substantiation developed, to the satisfaction of Andersen, which issued its report on the Company's financial statements for the year ended December 31, 2000.

         Members of the Audit Committee of the Board of Directors of the Company met with Andersen to discuss these matters. The Company believes that the concerns expressed by Andersen with respect to the foregoing issue have been addressed, as evidenced by the fact that Andersen has issued an unqualified report covering the Company's 2000 financial statements, and that the Company now has policies and procedures in place to properly establish reserve balances, and substantiation, in respect of its accounts receivable in accordance with GAAP. The Company has authorized Andersen to respond fully to the inquiries of the successor accountant concerning this matter.

         During the two most recent fiscal years and through January 25, 2002, except as described below, there have been no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K. Andersen informed the Company in a letter dated July 30, 2001 that the following material weaknesses in internal control existed during fiscal year ended December 31, 2000:

         The Company did not prepare on a timely basis reconciliations for substantially all of the Company's balance sheet accounts, and the Company's internal process for review and approval of reconciliations was informal and inconsistent.

         The Company's support for the required reserves for accounts receivable (doubtful accounts and rebates) was initially inadequate; upon further review, adjustments required to properly state such reserves as of December 31, 2000 were material to the Company's consolidated financial statements.

         The Company's consolidated financial statements were not prepared on a timely basis and eliminating entries were not initially well-supported.

         The Company had a shortage of accounting and finance personnel, and had retained accounting and finance personnel who lacked the appropriate expertise; as a result, the Company's former Chief Financial Officer was responsible for a disproportionate amount of the Company's financial reporting process, and the efficiency, timeliness and accuracy of the Company's financial reporting was adversely impacted.

         Members of the Audit Committee of the Board of Directors of the Company discussed these matters with Andersen. Except as described above, these conditions did not result in any disagreements or differences in opinion between the Company and Andersen. Andersen advised the Company in the July 30, 2001 letter that it understood that the Company had taken certain steps subsequent to December 31, 2000 to mitigate these material weakness conditions.

         The Company provided Andersen with a copy of the disclosures made by the Company in this report and requested that Andersen furnish the Company with a letter addressed to the SEC stating whether or not Andersen agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of such letter was filed as an exhibit to the 8-K report filed by the Company on February 1, 2002, in which the Company initially reported this change in auditors.

New Independent Auditor

         On January 31, 2002, the Company engaged Deloitte & Touche LLP ("Deloitte") as the Company's new principal independent auditor to audit the Company's financial statements, to replace Andersen. During the two most recent fiscal years and through January 31, 2002, the Company has not consulted with Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The following individuals are the executive officers and directors of Holding and Hudson RCI as of May 31, 2002:

Name                               Age               Position
------------------------------     ---   --------------------------------------
Charles A. French ............     59    President, Chief Executive Officer and
                                         Director
Lougene Williams .............     57    Senior Vice President
Patrick G. Yount .............     42    Chief Financial Officer
Ola G. Magnusson .............     53    Senior Vice President
Jeffery D. Brown .............     44    Vice President, Marketing and Sales
Helen Hudson Lovaas ..........     63    Director
Jon D. Ralph .................     37    Director
Charles P. Rullman ...........     54    Director
Ronald P. Spogli .............     54    Director
Sten Gibeck ..................     58    Director

          Charles A. French is President, Chief Executive Officer and a Director of the Company. Mr. French assumed these positions with both the Company and Holding in August 2001, and was a consultant to the Company since January 2001. Prior to joining the Company, he had been a private investor focused on healthcare and technology companies. Previously, he held senior management positions at Spectramed, Inc., Caremark, Inc. and Bentley Laboratories, Inc.

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

          Patrick G. Yount became the Company's Chief Financial Officer in March, 2001. Prior to joining the company, he held the positions of Chief Financial Officer and Chief Operating Officer of Good Source Solutions - a nationwide distributor of specialty food items. Prior to joining Good Source Solutions in 1998, he held positions as a senior member of the Merchant Banking Group for Banque Paribas where we was employed in the San Francisco office from 1995 to 1998.

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

          Jeffery D. Brown, Vice President of Marketing and Sales, assumed this position in January, 2000. From 1997 to 2000 Mr. Brown served as the Company's Director of Sales. From 1993 to 1997, Mr. Brown served as National Sales Manager and from 1991 to 1993, as Regional Sales Manager . Mr. Brown has also held positions of National Account Manager from 1982 to 1991, and Territorial Sales Manager from 1980 to 1982.

          Helen Hudson Lovaas is a director of the Company and became a director of Holding after consummation of the recapitalization in April 1998. Mrs. Lovaas began her career at the Company in 1961. She has been Chairman since 1987, when she inherited ownership of the Company and served as Chief Executive Officer from 1987 until May 1997. Mrs. Lovaas had served previously as the Vice President of Administration of Hudson Oxygen for 15 years.

          Jon D. Ralph became a director of the Company and of Holding in connection with the recapitalization in April 1998. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in January 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of Century Maintenance Supply, Inc., and The Pantry, Inc.

          Charles P. Rullman became a director of the Company and of Holding in connection with the recapitalization in April 1998. Mr. Rullman joined Freeman Spogli as a Principal in 1995. From 1992 to 1995, Mr. Rullman was a General Partner of Westar Capital, a private equity investment firm specializing in middle-market transactions. Prior to joining Westar, Mr. Rullman spent twenty years at Bankers Trust Company and its affiliate BT Securities Corporation where he was a Managing Director and Partner. Mr. Rullman is also a director of The Pantry, Inc.

          Ronald P. Spogli became a director of the Company and of Holding in connection with the recapitalization in April 1998. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of AFC Enterprises, Inc., Century Maintenance Supply, Inc., and Gaylan's Trading Co. Inc.

          Sten Gibeck became a director of the Company and of Holding in connection with the July 1999 acquisition of Hudson RCI AB. Mr. Gibeck has been employed by Hudson RCI AB since 1965, and since 1997 has served as its Vice President of Research and Development. From 1971 through 1996, Mr. Gibeck served as the President of Hudson RCI AB.

          Directors of the Company and Holding are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11.  Executive Compensation.

          The following table sets forth the compensation for each of the fiscal years in the three-year period ended December 31, 2001 of the following persons:

          . Each individual who served as the chief executive officer or acted in a similar capacity during 2001;
          . The four most highly compensated executive officers other than the chief executive officer at December 31, 2001; and
          . Two former executive officers that would have been among the four most highly compensated executive officers at December 31, 2001 if they were still serving as officers at December 31, 2001.

Compensation is presented only for the years in which each person was an executive officer.

                           Summary Compensation Table

                                                                 Annual Compensation
                                                   -------------------------------------------------
                                           Fiscal                                   Other Annual       All Other
                                            Year         Salary        Bonus        Compensation      Compensation
                                                                                        (1)               (2)
                                          ----------------------------------------------------------------------------
Charles A. French. .............  (3)       2001      $    66,923  $          --    $            --              --
President and Chief Executive Officer

Lougene Williams ...............            2001      $   221,751  $          --    $            --   $      10,200
Senior Vice President                       2000          186,592             --                 --          10,500
                                            1999          190,862         64,798             73,020           9,600

Jeffery D. Brown ...............  (4)       2001      $   157,701             --    $            --   $       9,462
Vice President, Marketing & Sales           2000          126,023             --                 --           7,561

Patrick G. Yount ...............  (5)       2001      $   145,385  $          --    $            --   $          --
Chief Financial Officer

Ola Magnusson ..................            2001      $   105,963  $          --    $         9,099   $      53,331
Senior Vice President                       2000          121,582             --             10,087          61,901
                                            1999           62,343             --              5,564         127,828

Richard W. Johansen ............  (6)       2001      $   310,918  $          --    $            --          10,200
Former President and Chief Executive
Officer                                     2000          290,438             --                 --          10,500
                                            1999          294,945         53,100            177,334           9,600

Jay R. Ogram ...................  (7)       2001      $   234,985  $          --    $            --   $       9,261
Former Chief Information Officer            2000          153,674             --                 --           9,220
                                            1999          148,314         43,159                 --           8,889

---------------------
(1) During 2001, no Named Executive Officer named received perquisites and other personal benefits, security or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer's salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.
(2)  Represents payments by the Company under its defined contribution plan.
(3) Charles A French became the Company's President and Chief Executive Officer in August 2001. The compensation amount shown is based on a partial year of employment at an annualized salary rate of $200,000.

(4)  Prior to 2000, the Named Executive was not an officer of the Company.
(5) Patrick G. Yount became the Company's Chief Financial Officer in March 2001. His compensation shown is based on a partial year of employment at an annualized salary rate of $210,000.
(6) Richard W. Johansen was terminated as President and Chief Executive Officer in September 2001. He remained on the Board until January 2002. His compensation is included because had Mr. Johansen been an executive officer at December 31, 2001, he would have been one of the four most highly compensated officers of the Company for the fiscal year ended December 31, 2001.
(7) Jay R. Ogram was Chief Financial Officer until March 2001 at which time he became the Chief Information Officer. He resigned from the Company in January 2002.

Executive Employment Agreements

          On April 7, 1998, the Company entered into employment agreements with Richard W. Johansen, Jay R. Ogram, Brian W. Morgan and Lougene Williams. Each Named Executive Officer receives a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company's existing incentive programs. Pursuant to the employment agreements, in the event that employment is terminated by the Company other than for cause (as such term is defined in the employment agreements), or if the Named Executive Officer resigns pursuant to a "qualifying resignation" (as such term is defined in the employment agreements), the Company will be required to pay such Named Executive Officer's base salary for a period of between 12 and 24 months. The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any prohibited activity (as such term is defined in the employment agreement) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company's contractual relationships or soliciting the Company's employees for 12 months following the Named Executive Officer's termination.

Compensation of Directors

          Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Management Bonus Plans

          The Company offers a management bonus plan for its executives and senior management. The plan is based solely on the financial goals of the Company. The goals for 2001 required the Company to reach a minimum of 95% of a budgeted EBITDA target. During 2001, the Company did not meet this objective and no bonuses were paid. The Company periodically offers additional incentive compensation to individuals who demonstrate superior performance. This compensation was not material in 2001. The Company has put a similar plan into place for 2002.

Retirement Plans

The Company sponsors two programs that assist its employees in planning for retirement. The Company offers a defined contribution pension plan that is funded by the Company. Employees must be at least 21 years of age and have completed two years of service to be eligible to participate in the pension plan. The Company annually contributes an amount equal to 6% of a participating employee's base earnings to a participant's account, prorated for any part of a year that a participant was ineligible for a contribution. The funding also includes a proportionate share of any increase or decrease in the fair market value of the assets in the trust fund as of the immediately preceding last day of the plan year. During 2001, the Company determined that the pension plan for 1999 and 2000 was not fully funded. Accordingly, the Company recorded $350,000 in associated penalties and fully funded the plan through 2000. The Company anticipates fully funding the 2001contribution in 2002. During 2002, the Company froze the current pension plan and developed a new plan that provides for discretionary funding determined annually by the Board of Directors. All other aspects of the new plan are substantially similar to the old plan. In addition, employees may contribute to a 401(k) plan that allows matching contributions by the Company. Employees must have six months of service to be eligible to participate in the

401(k) plan and may contribute up to 10% of their annual compensation, or 6% if the employee is a highly compensated participant.

Compensation Committee Interlocks and Insider Participation

         The Board of Directors of the Company determines the compensation of the executive officers. During fiscal 2001, certain members of the Board of Directors determined the compensation of the Company's Chief Executive Officer and certain members of the Board of Directors and Mr. French determined the compensation of the Company's other executive officers.

Stock Subscription Plans

         In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of Holding as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli and Affiliates sells its shares to a third party. No additional shares of Holding common stock were sold under the Stock Subscription Plans in fiscal 2001.

         In 2001, the Board of Directors of Holding approved the adoption of a Stock Option Plan for eligible employees, officers and consultants of the Company. The plan allows for the issuance of up to 2,000,000 shares of Holding common stock pursuant to the exercise of incentive stock options or non-qualified options. The exercise price of options granted under the plan shall be set at fair market value at the time of the grant as determined by the Board of Directors. As of the date of this filing, no options have been granted under this plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information, as of May 31, 2002, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.

                                                                                                         Shares of
                                                     Shares of                  Shares of                 Junior
                                                      Common        Percent of  Preferred   Percent of   Preferred   Percent of
Name of Beneficial Owner                               Stock          Class       Stock       Class        Stock       Class
-----------------------------------------------     ----------      ----------  ---------   ----------   ---------   ----------
River Holding Corp.(1) ........................      9,454,293         30.6%      470,307      100%          3,000      100%
  Jon D. Ralph(1) .............................
  Charles P. Rullman(1) .......................
  Ronald P. Spogli(1) .........................
FS Equity Partners IV, LP (2) .................     20,000,000         64.6%           --                       --
  Jon D. Ralph (2) ............................
  Charles P. Rullman (2) ......................
  Ronald P. Spogli (2) ........................
Helen Hudson Lovaas(3) ........................      1,500,000          4.8%           --                       --
Sten Gibeck(4) ................................                          --            --                       --
Richard W. Johansen(4) ........................             --           --            --                       --
Lougene Williams(4) ...........................             --           --            --                       --
Jay R. Ogram(4) ...............................             --           --            --                       --
Brian W. Morgan(4) ............................             --           --            --                       --
Charles A. French(4) ..........................             --           --            --                       --
Patrick G. Yount(4) ...........................             --           --            --                       --
Jeffrey D. Brown(4) ...........................             --           --            --                       --
Ola Magnusson(5) ..............................             --           --            --                       --
All Named Executive Officers and directors of
  the Company as a group (9 individuals) ......     30,954,293       100.00%      470,307                    3,000      100%

-----------------

(1) As beneficial owner of 85.9% of the common stock of Holding, Freeman Spogli has the power to vote and dispose of the shares held by Holding. Includes 300,000 shares issuable upon the conversion of 3,000 shares of Junior Preferred Stock by Holding. 1,441,251 shares, 58,749 shares and 6,364,648 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International") and FS Equity Partners IV, L.P. ("FSEP IV"), respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman,

     Cayman Islands, British West Indies. Holding has pledged all shares of the Company's capital stock held by it to secure its guarantee of the Company's obligations under the New Credit Facility.
(2) Includes 20,000,000 shares of common stock issuable upon exercise of an immediately exercisable warrant (3) Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 ("Trust No. 1") and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 ("Trust No. 2"). As sole trustee of Trust No. 1, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by Trust No. 1. As co-trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2. The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(4) The business address of these individuals is Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(5) The business address of this individual is Hudson AB, Central Vagen 1, P.O. Box 711, SE-194 27, Uplands Vasby, Sweden.

Item 13.  Certain Relationships and Related Transactions.

Shareholders' Agreement

          Helen Hudson Lovaas (The "Continuing Shareholder") and Holding have entered into a Shareholders' Agreement, as amended (the "Shareholders' Agreement"). The Shareholder Agreement provides that i) Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, ii) in consideration for the contribution of consideration received from Holding for certain issuances of the common stock of Holding, the Company will issue an equivalent shares of Company common stock to Holding, iii) in the event of a sale of Company stock by Holding or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, iv) the restriction on the tranferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder's common stock and v) in the event the Company participates in an IPO, the Company will exchange all of the Company's existing common stock for newly issued common stock.

Note to Freeman Spogli

          In connection with the acquisition of Hudson RCI AB during 1999, one of the Company's subsidiaries borrowed $22.0 million under an unsecured 12% note payable to Holding's majority stockholder. The Note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. In April 2001, the Company repaid an additional $6.0 million in principal on the note. Proceeds from the repayment were then reinvested by Holding's majority stockholder in new notes issued by the Company, as described below.

          During 2000, the Company borrowed an additional $2.0 million from Freeman Spogli under an unsecured 14% note payable due on demand. In August of 2001, this note was exchanged for a new long term note as described below.

          In August 2001, the Company issued approximately $13.2 million of new unsecured senior subordinated convertible notes consisting of $5.2 million in new cash and an exchange of $8.0 million in existing short-term unsecured notes to Freeman Spogli. The notes bear interest at 10% and are due in March 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. The notes are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes.

          As of December 31, 2001, the Company had an aggregate of $13.2 million in long-term notes payable to Freeman Spogli.

          In May 2002, the Company issued an additional $20 million in senior unsecured notes payable to Freeman Spogli. The notes bear interest at 12% annually with interest and principal due upon maturity at December 31, 2004.

          In May 2002, the Company issued warrants to purchase 20 million shares of the Company's common stock.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 10-K.

     (a)   Documents filed as part of this Report:

                                                                                           Page
           (1)    Financial Statements
                  Financial Statements are filed as part of this Form 10-K ...............  F-1
           (2)    Financial Statement Schedules
                  Report of Independent Public Accountants ............................... II-1
                  Schedule II -- Valuation and Qualifying Accounts ....................... II-2

                  All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

           (3)    Exhibits

                  2.1(1)   Agreement dated May 7, 1999 between Sten Gibeck,
                           Hudson RCI and Holding.
                  2.2(1)   Agreement dated May 7, 1999 between Euroventures
                           Nordica I B.V., Hudson RCI and Holding.
                  2.3(1)   Agreement dated May 7, 1999 between Forsakrings AB
                           Skandia and Livforsakrings AB Skandia, Hudson RCI and
                           Holding.
                  2.4(1)   Agreement dated May 7, 1999 between Maud Gibeck,
                           Hudson RCI and Holding.
                  2.5(1)   Stock Subscription Agreement dated August 4, 1999
                           between Sten Gibeck, Holding, FSEP III, FSEP
                           International and FSEP IV.
                  2.6(2)   Asset Purchase Agreement dated September 18, 2000
                           between Hudson RCI and Tyco Healthcare Group L.P.
                  2.7(3)   Amendment to Asset Purchase Agreement dated September
                           27, 2000 between Hudson RCI and Tyco Healthcare Group
                           L.P.
                  2.8(4)   Amendment No. 2 to Asset Purchase Agreement dated
                           October 28, 2000 between Hudson RCI and Tyco
                           healthcare Group L.P.
                  3.1(5)   Amended and Restated Articles of Incorporation of
                           Hudson RCI, as amended to date.
                  3.2(5)   Bylaws of Hudson RCI.
                  4.1(5)   Indenture dated as of April 7, 1998 among Hudson RCI,
                           Holding and United States Trust Company of New York, as Trustee, with respect to the 9-1/8% Senior
                           Subordinated Notes due 2008 (including form of 9-1/8%
                           Senior Note due 2008).
                  4.2(5)   Exchange Indenture dated as of April 7, 1998 among
                           Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 11-1/2%
                           Subordinated Exchange Debentures due 2010 (including form of 11-1.2% Senior Subordinated Exchange
                           Debenture due 2010).
                  10.1     Amended and Restated Credit Agreement dated as of May
                           14, 2002 among Hudson RCI, Holding, the lenders party thereto, and Deutsche Bank Trust Company Americas
                           ("Deutsche Bank"), as administrative agent and collateral agent.
                  10.2     Form of Amended and Restated Security Agreement dated
                           as of May 14, 2002 between Hudson RCI and Deutsche
                           Bank.
                  10.3(5)  Pledge Agreement dated as of April 7, 1998 (the
                           "Pledge Agreement") between Holding and Bankers
                           Trust.
                  10.4(5)  Deed of Trust, Security Agreement, Fixture Filing and
                           Assignment of Leases and Rents dated April 7, 1998 between Hudson RCI and Chicago Title Insurance
                           Company fbo Bankers Trust.
                  10.5(5)  Holding Guarantee Agreement dated as of April 7, 1998 between Holding and Bankers Trust.

                  10.6(5) Indemnity, Subrogation and Contribution Agreement dated as of April 7, 1998 among Hudson RCI, Holding and Bankers Trust.
                  10.7(5) Shareholders Agreement dated April 7, 1998 among Holding, The Helen Hudson Lovaas Separate Property Trust U/D/T dated July 17, 1997 (the "Hudson Trust"), FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP International"), FS Equity Partners IV, L.P. ("FSEP IV"), and Hudson RCI.
                  10.8(5) Stock Subscription Agreement dated April 7, 1998 between Holding and River Acquisition Corp.
                  10.9(5) Employment Agreement dated April 7, 1998 between Hudson RCI and Richard W. Johansen.
                  10.10(5) Employment Agreement dated April 7, 1998 between
                           Hudson RCI and Jay R. Ogram.
                  10.11(5) Employment Agreement dated April 7, 1998 between
                           Hudson RCI and Lougene Williams.
                  10.12(5) Employment Agreement dated April 7, 1998 between
                           Hudson RCI and Brian W. Morgan.
                  10.13 Form of Nonrecourse Pledge Agreement dated as of May 14, 2002 among the Pledgor and Deutsche Bank, as collateral agent for the lenders.
                  10.14(6) Amendment No. 1 to Shareholders Agreement dated April
                           8, 1998 among Holding, the Hudson Trust, FSEP III, FSEP IV and Hudson RCI.
                  10.15    Tecate Facility Sub-Lease.
                  10.16 Form of Supplement No. 1 dated as of May 14, 2002, to the Pledge Agreement.
                  10.17 Form of Master Assignment and Exchange Agreement dated as of May 14, 2002 by and among Holding, Hudson RCI, the financials institutions listed on the signature pages thereof, Deutsche bank, as administrative agent for the lenders and FSEP IV.
                  10.18 Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.
                  10.19    Form of Stock Option Plan
                  10.20    Form of Stock Option Agreement.
                  10.21 Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.
                  12.1 Statement re Computation of Earnings to Fixed Charges Ratio. (see page II-3 of this document)
                  21.1     Subsidiaries of Hudson RCI.
                  24.1 Power of Attorney (included on the signature pages hereof).

                  ____________________
                  (1) Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).
                  (2) Incorporated by reference to the exhibit designated by number 2.1 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28,
                        2000) (File No.: 333-56097).
                  (3) Incorporated by reference to the exhibit designated by number 2.2 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28,
                        2000) (File No.: 333-56097).
                  (4) Incorporated by reference to the exhibit designated by number 2.3 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28,
                        2000) (File No.: 333-56097).
                  (5) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).
                  (6) Incorporated by reference to the exhibit designated by the same number in to the Form 10-K filed by the Company for the fiscal year ended December 25, 1998.

         (b)      Current Reports on Form 8-K.

                  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HUDSON RESPIRATORY CARE INC.

     Date:  June 19, 2002     By: /s/ Patrick G. Yount
                                  ----------------------------------------------
                                         Patrick G. Yount
                                         Chief Financial Officer and Secretary

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


        Signature                          Title                            Date
        ---------                          -----                            ----
 /s/ Charles A. French        Chief Executive Officer and Director     June 19, 2002
 -------------------------    (Principal Executive Officer)
    Charles A. French



 /s/ Patrick G. Yount         Chief Financial Officer and Secretary    June 19, 2002
 -------------------------    (Principal Financial Officer)
    Patrick G. Yount


 /s/ Helen Hudson Lovaas                                               June 19, 2002
 -------------------------
    Helen Hudson Lovaas       Director


 /s/ Ronald P. Spogli                                                  June 19, 2002
 -------------------------
    Ronald P. Spogli          Director


 /s/ Charles P. Rullman                                                June 19, 2002
 -------------------------
    Charles P. Rullman        Director


 /s/ Jon D. Ralph                                                      June 19, 2002
 -------------------------
    Jon D. Ralph              Director


 /s/ Sten Gibeck                                                       June 19, 2002
 -------------------------
    Sten Gibeck               Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to
  Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                        Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001                                                    PAGE
----------------------------------------------------------------------                                                    ----
Report of Independent Auditors.......................................................................................      F-2

Consolidated Balance Sheet as of December 31, 2001...................................................................      F-3

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2001....................      F-4

Consolidated Statement of Stockholders' Deficit for the year ended December 31, 2001.................................      F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2001............................................      F-6

Notes to Consolidated Financial Statements...........................................................................      F-8

Additional Unaudited Quarterly Financial Information.................................................................      F-24

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------------

Report of Independent Public Accountants.............................................................................      F-25

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000............................................      F-26

Consolidated Statements of Operations and Comprehensive Loss for the years ended
         December 31, 1998, December 31, 1999 and December 31, 2000..................................................      F-27

Consolidated Statements of Stockholders' Equity (Deficit)............................................................      F-28

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
         December 31, 1999 and December 31, 2000.....................................................................      F-29

Notes to Consolidated Financial Statements...........................................................................      F-31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
 Hudson Respiratory Care Inc.:

          We have audited the accompanying consolidated balance sheet of Hudson Respiratory Care Inc., (a California Corporation) (a majority-owned subsidiary of River Holding Corp.) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial schedule based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such financial statements present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2001 financial statement schedule, when considered in relation to the basic 2001 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
May 15, 2002

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (a majority-owned subsidiary of River Holding Corp.)

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

ASSETS

                                                                                                     December 31,
                                                                                                         2001
                                                                                                     ------------
CURRENT ASSETS:
  Cash .............................................................................................. $   7,085
  Accounts receivable, less allowance for doubtful accounts of $1,801 ...............................    19,287
  Inventories .......................................................................................    25,218
  Other current assets ..............................................................................     1,483
                                                                                                      ---------
      Total current assets ..........................................................................    53,073
                                                                                                      ---------

PROPERTY, PLANT AND EQUIPMENT, net ..................................................................    46,268
                                                                                                      ---------

INTANGIBLE ASSETS, net ..............................................................................    28,498
DEFERRED FINANCING COSTS, net of accumulated amortization of $5,981 .................................     8,316
OTHER ASSETS ........................................................................................       900
                                                                                                      ---------
      Total assets .................................................................................. $ 137,055
                                                                                                      =========

                                    LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                                    STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable .................................................................................. $  15,251
  Accrued liabilities ...............................................................................    17,302
  Notes payable to banks - current portion ..........................................................    20,680
                                                                                                      ---------

      Total current liabilities .....................................................................    53,233

NOTE PAYABLE TO AFFILIATE ...........................................................................    17,217

NOTES PAYABLE TO BANKS, net of current portion ......................................................    73,250

SENIOR SUBORDINATED NOTES PAYABLE ...................................................................   115,000

OTHER NON-CURRENT LIABILITIES .......................................................................     1,187
                                                                                                      ---------

      Total liabilities .............................................................................   259,887
                                                                                                      ---------
COMMITMENTS AND CONTINGENCIES (Note 7)

MANDATORILY-REDEEMABLE PREFERRED STOCK:
  $0.01 par value: 1,800 shares authorized; 445 shares issued and outstanding;
  liquidation preference--$44,474 ...................................................................    43,847
Accrued preferred stock dividends, payable in kind ..................................................     1,142
                                                                                                      ---------
                                                                                                         44,989
                                                                                                      ---------
STOCKHOLDERS' DEFICIT:
  Common stock, no par value: 15,000 shares authorized; 10,654 shares issued and outstanding ........    98,258
  Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares issued and
      outstanding ...................................................................................     3,137
  Other comprehensive loss-- Cumulative translation adjustment ......................................      (698)
  Accumulated deficit ...............................................................................  (268,518)
                                                                                                      ---------
      Total stockholders' deficit ...................................................................  (167,821)
                                                                                                      ---------
             Total liabilities, mandatorily-redeemable preferred stock and stockholders' deficit .... $ 137,055
                                                                                                      =========

                See notes to consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (a majority-owned subsidiary of River Holding Corp.)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)



                                                                   Fiscal Year
                                                                      Ended
                                                                   December 31,
                                                                      2001
                                                                   ------------

NET SALES .......................................................  $    157,112
COST OF SALES ...................................................       108,054
                                                                   ------------
     Gross profit ...............................................        49,058
                                                                   ------------

OPERATING EXPENSES:
   Selling ......................................................        19,496
   Distribution .................................................        11,429
   General and administrative ...................................        23,889
   Amortization of goodwill .....................................         3,490
   Impairment of goodwill .......................................        33,128
   Impairment of fixed assets ...................................         4,469
   Research and development .....................................         2,043
   Provision for bad debts ......................................         2,826
                                                                   ------------
     Total operating expenses ...................................       100,770
                                                                   ------------

   Loss from operations .........................................       (51,712)

OTHER EXPENSES:
   Interest expense .............................................        20,542
   Other, net ...................................................         1,563
                                                                   ------------
                                                                         22,105
                                                                   ------------

Loss before provision for income taxes ..........................       (73,817)
PROVISION FOR INCOME TAXES ......................................        69,854
                                                                   ------------
Net loss ........................................................      (143,671)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation gain ...............................           453
                                                                   ------------
   Comprehensive loss ...........................................  $   (143,218)
                                                                   ============

                See notes to consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (a majority-owned subsidiary of River Holding Corp.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (In thousands)


                                                                                          Other
                                                                                      Comprehensive
                                                                                          Loss--
                                                                                        Cumulative
                                           Common Stock      Junior Preferred Stock     Translation    Accumulated
                                       -------------------  ------------------------
                                        Shares     Amount     Shares        Amount      Adjustment        Deficit        Total
                                       --------  ---------  ----------    ----------  --------------   ------------   -----------
BALANCE, December 31, 2000 ...........   10,644  $  98,158                            $       (1,151)  $   (119,782)  $   (22,775)

Issuance of common stock .............       10        100                                                                    100
Issuance of junior preferred stock ...                               3    $    3,000                                        3,000
Pay-in-kind junior preferred stock
dividends ............................                                           137                           (137)           --
Foreign currency translation gain ....                                                           453                          453
Issued or accrued pay-in-kind
preferred stock dividends ............                                                                       (4,928)       (4,928)
Net loss .............................                                                                     (143,671)     (143,671)
                                       --------  ---------  ----------    ----------  --------------   ------------   -----------

BALANCE, December 31, 2001 ...........   10,654  $  98,258           3    $    3,137  $         (698)  $   (268,518)  $  (167,821)
                                       ========  =========  ==========    ==========  ==============   ============   ===========

                 See notes to consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (a majority-owned subsidiary of River Holding Corp.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                           Fiscal Year
                                                                              Ended
                                                                           December 31,
                                                                               2001
                                                                           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................  $   (143,671)
   Adjustments to reconcile net loss to net cash provided by operating activities--
       Depreciation and amortization ....................................        12,223
       Amortization/write-off of deferred financing costs and other .....         1,676
       Loss on disposal of equipment ....................................           681
       Change in deferred tax asset .....................................        68,881
       Provision for bad debts ..........................................         2,826
       Impairment of goodwill ...........................................        33,128
       Impairment of fixed assets .......................................         4,469
   Changes in operating assets and liabilities:
       Accounts receivable ..............................................         6,916
       Inventories ......................................................        17,304
       Other current assets .............................................           257
       Other assets .....................................................           503
       Accounts payable .................................................        (4,614)
       Accrued liabilities ..............................................         3,675
       Other non-current liabilities ....................................         1,310
                                                                           ------------
          Net cash  provided by operating activities ....................         5,564
                                                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...........................        (9,029)
   Proceeds from sale of property, plant and equipment ..................            12
                                                                           ------------
          Net cash used in investing activities .........................        (9,017)
                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank ...................................       (21,209)
   Proceeds from bank borrowings ........................................        20,136
   Additions to deferred financing costs ................................          (403)
   Proceeds from note payable to affiliate ..............................        14,951
   Repayment of note payable to affiliate ...............................        (8,000)
   Bank overdraft .......................................................        (1,245)
   Net proceeds from sale of common, mandatorily-redeemable and junior
      preferred stock, net of transaction costs .........................         3,100
                                                                           ------------
          Net cash provided by financing activities .....................         7,330
                                                                           ------------

Effect of exchange rate changes on cash .................................          (322)
                                                                           ------------


NET INCREASE IN CASH ....................................................         3,555

CASH, beginning of year .................................................         3,530
                                                                           ------------

CASH, end of year .......................................................  $      7,085
                                                                           ============

                 See notes to consolidated financial statements.

                                                                           December 31,
                                                                               2001
                                                                          -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for--
      Interest .........................................................  $      18,856
                                                                          =============

      Income taxes .....................................................  $       2,315
                                                                          =============


NON-CASH FINANCING ACTIVITIES:

   Payment of preferred dividends through issuance of stock ............  $       4,703
                                                                          =============

   Capital lease obligation incurred for purchase of equipment .........            295
                                                                          =============

                 See notes to consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
              (a majority-owned subsidiary of River Holding Corp.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

1.        General

          Hudson Respiratory Care Inc. ("Hudson" or the "Company"), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company is a majority-owned subsidiary of River Holding Corp., a Delaware corporation ("River"). River has no operations of its own, other than its investment in the Company. The Company's respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers, such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company's products are sold to distributors and alternate site service providers throughout the United States and internationally. The Company's respiratory product operations are conducted from its primary facility in Temecula, California; facilities in Arlington Heights and Elk Grove, Illinois; and a facility in Ensenada, Mexico.

          Management Plans to Improve Financial Condition and Results of Operations

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $143.7 million. The Company historically has had sufficient assets to continue operations despite the losses. As of December 31, 2001, the Company was in violation of certain financial covenants.

          Management believes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations. As further discussed in Note 12, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Company's majority shareholder.

          In addition, management has taken numerous actions to improve the operating performance of the Company. Such actions included: the elimination of a distribution warehouse, elimination of non-essential management personnel, reductions in inventory levels, aggressive collection of accounts receivable and elimination of individual products that did not attain acceptable levels of profitability.

          Management believes that the results of its plans and the agreement reached and funding received on May 14, 2002 discussed above will enable the Company to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.

          Reporting Requirements

          The Company is privately owned and has no class of securities registered under the Securities Act of 1934 or any publicly traded equity securities. The Company complies with Securities and Exchange Commission filing requirements on a voluntary basis, as required in the indenture for its senior subordinated notes.

2.        Summary of Significant Accounting Policies

          Fiscal Year-End

          The Company reports its operations on a calendar year basis, with the year ending on December 31.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Hudson and its wholly-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly-owned subsidiaries are collectively referred to herein as the Company.

          Accounts Receivable

          Accounts receivable are stated net of allowances for doubtful accounts of approximately $1.8 million at December 31, 2001, for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Management performs periodic analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market. At December 31, 2001, inventories consisted of the following (amounts in thousands):

               Raw materials .............................  $     7,377
               Work-in-process ...........................        5,392
               Finished goods ............................       14,481
                                                            -----------
                                                                 27,250
               Provision for obsolescence ................       (2,032)
                                                            -----------
                                                            $    25,218
                                                            ===========

          Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured. The Company considers deterioration, obsolescence and historical trends in evaluating net realizable value of inventory.

          Internal Software Development Costs

          The Company capitalizes costs incurred to develop internal-use computer software in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such costs are amortized on a straight-line basis over the economic useful lives of the software, which range from three to five years. The Company applies the provisions of SOP 98-1 in assessing any potential impairment of its capitalized software costs.

          Property, Plant and Equipment

          Property is stated at cost. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or term of the related lease, if shorter. Estimated useful lives range from 3 to 7 years for furniture and fixtures; 5 to 7 years for machinery, equipment and purchased software; and
31.5 years for buildings. Total depreciation expense related to property was $8,733,000 for the year ended December 31, 2001.

          The Company reviews property for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to fair value based on the net present value of the expected future cash flows, and an impairment loss will be recognized.

          Goodwill and Other Intangible Assets

          Goodwill and other intangible assets are amortized under a straight-line method over the estimated useful lives. The Company periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by analysis of the assets' fair value by comparing the forecasted future undiscounted net cash flows from the operations to which the assets relate, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. In addition, goodwill is assessed for recoverability at an entity level, based on fair value determined by estimated future cash flows, discounted at a rate commensurate with the risk involved. In the fourth quarter of 2001, as a result of significant losses from operations, the Company reassessed future cash flows and operating results and recorded a goodwill impairment charge of approximately $33,128,000. Amortization expense related to goodwill and other intangibles was approximately $3,490,000 for the year ended December 31, 2001.

          Revenue Recognition

          The Company recognizes revenue when product is shipped and title passes to the customer, as the earnings process is substantially complete. The Company establishes reserves for sales returns and other allowances based on historical experience. The Company sells its products to its distributors without right of return based on a listed price. Distributors charge the service providers, or the Company's end customers, a contract price (which is determined by their group purchasing organization affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between the list price and the specific contract price to the distributor. The Company records this revenue and receivables net of rebatable amounts. In the event no rebate is payable, the rebate amount is reversed and recognized as revenue.

          Income Taxes

          The Company applies the asset and liability method in recording income taxes, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. Additionally, deferred tax assets are evaluated for recoverability and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

          Foreign Currency Translation

          The Company uses the local currency as the functional currency of its foreign operating subsidiaries. Accordingly, all assets and liabilities at the Company's subsidiaries located outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The resulting translation gains and losses are recorded as other comprehensive income (loss) in stockholders' deficit in the accompanying consolidated financial statements.

          Concentration of Credit Risk

          The Company sells its products primarily to customers in the United States and Europe. Historically, the Company has not experienced significant losses related to trade receivables from concentrations of individual customers or from groups of customers in any geographic area.

          Fair Value of Financial Instruments

          The fair value of long-term debt is determined based on quoted market prices for issues listed on exchanges. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturity.

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

          New Accounting Pronouncements

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principals Board ("APB") Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be accounted for in accordance with SFAS 141.

          Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will no longer be amortized but will be assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result an equivalent charge for goodwill amortization will not be made in 2002. The Company is still evaluating the impact of the standard on impairment, which is expected to be completed by the end of the second quarter of 2002. The amortization of goodwill for 2001 was $3.5 million.

          Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful live of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 will become effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's consolidated financial statements.

          In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 became effective January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's consolidated financial statements.

3.        Detail of Selected Balance Sheet Accounts

          Property, Plant and Equipment

          The following is a summary as of December 31, 2001 (amounts in thousands):

             Land.............................................. $     2,044
             Buildings ........................................      15,965
             Leasehold improvements............................       1,849
             Machinery, equipment and purchased software.......      91,078
             Furniture and fixtures............................       2,900
                                                                -----------
                                                                    113,836
             Less-- Accumulated depreciation and amortization..     (68,281)
                                                                -----------
                                                                     45,555
             Construction in process...........................         713
                                                                -----------
             Property and equipment, net....................... $    46,268
                                                                ===========

         Intangible Assets

         The following is a summary of the components of intangible assets as of December 31, 2001 (amounts in thousands):

             Goodwill ......................................... $    37,354
             Other identifiable intangibles ...................       4,022
                                                                -----------
                                                                     41,376
             Less-- Accumulated amortization ..................     (12,878)
                                                                -----------
                                                                $    28,498
                                                                ===========

         Deferred Financing Costs, net

         The following is a summary of the components of deferred financing costs as of December 31, 2001 (amounts in thousands):

             Deferred financing costs ......................... $   14,297
             Less: Accumulated amortization ...................     (5,981)
                                                                ----------

             Deferred financing costs, net ...................  $    8,316
                                                                ==========

          Accrued Liabilities

          Accrued liabilities consisted of the following as of December 31, 2001 (amounts in thousands):

             Payroll and related..............................  $    5,784
             Interest.........................................       4,260
             Vacation.........................................       1,905
             Taxes............................................       1,630
             Pension..........................................       1,077
             Medical self-insurance...........................         876
             GPO fees.........................................         821
             Closure of distribution facility.................         738
             Other............................................         211
                                                                ----------
                                                                $   17,302
                                                                ==========

4.        Mandatorily-Redeemable Preferred Stock

          In connection with the recapitalization in April 1998, the Company issued 300,000 shares of mandatorily-redeemable 11-1/2% senior exchangeable pay-in-kind ("PIK") preferred stock due 2010. Net proceeds from the original issuance were $29.0 million. The preferred stock is exchangeable for subsequent offerings of Company preferred stock or subordinated notes. Dividends are payable semi-annually in arrears on April 15 and October 15 each year. Dividends will be payable in cash, except on dividend payment dates occurring on or prior to April 15, 2003, for which the Company has the option to issue additional shares of preferred stock (including fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. The stock is mandatorily redeemable as of 2010. Accordingly, the Company is accreting the original issuance costs of $1,000,000 over a 10 year period to PIK preferred stock to current redemption value on the consolidated financial statements through a charge to accumulated deficit. As of December 31, 2001, the Company had accreted to PIK preferred stock $373,000 of the issuance costs. The preferred stock ranks junior in right of payment to all obligations of the Company and its subsidiaries.

          The Company issued PIK preferred stock with a liquidation preference of approximately $4,703,000 to satisfy the dividend requirements in 2001. As of December 31, 2001, the Company accrued for PIK preferred stock dividends in the amount of $1,142,000.

5.        Junior Preferred Stock

          In August 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the "Junior Preferred Stock") to River for cash consideration of $3,000,000. Each share of the Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of the Company at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

6.       Long-Term Debt Obligations

         The Company's long-term debt obligations as of December 31, 2001, as amended and restated (see Note 12) consist of the following (amounts in thousands):

           Borrowings under revolving credit facility...........    $ 55,000
           Term loan payable to domestic banks..................      10,000
           Term loan payable to domestic banks to be exchanged
                for notes payable to affiliates.................      12,000
           Term and revolving loan payable to Swedish bank .....      16,930
           Senior subordinated notes............................     115,000
           Note payable to affiliate............................      17,217
                                                                  ----------
                                                                     226,147
           Less--current portion................................     (20,680)
                                                                  ----------
           Long-term debt.......................................  $  205,467
                                                                  ==========

         Credit Facility

         The Credit Facility as of December 31, 2001 consists of a $40.0 million Term Loan Facility and a $55.0 million Revolving Loan Facility. The Revolving Loan Facility permits borrowings of up to $40.0 million (all of which has been borrowed and is outstanding) which may be used for permitted acquisitions (the "Acquisition Facility") and up to $15 million (the "Working Capital " portion) which may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sublimit of $7.5 million. The Term Loan Facility matures on June 30, 2003 and requires quarterly principal installments totaling $3.0 million in 1999, $5.5 million in 2000, $7.5 million in 2001, $9.5 million in 2002 and $14.5 million in 2003. The Revolving Loan Facility matures on June 30, 2003.

         The interest rate under the Credit Facility is based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan as follows:

                                                             Margin
                                                     ---------------------
           Period and Loan Type                      Base Rate  Eurodollar
           --------------------                      ---------  ----------

           Through June 2002
                Term and Working Capital............  3.00%         4.00%
                Acquisition.........................  3.25%         4.25%

           July 2002 through March 2003
                Term and Working Capital............  3.50%         4.50%
                Acquisition.........................  3.75%         4.75%

           Thereafter
                Term and Working Capital............  4.00%         5.00%
                Acquisition.........................  4.25%         5.25%


         For periods after June, 2002, the margins set forth above are subject to pricing reductions depending on the Company's then existing leverage ratio.

         The following summarizes interest rate data on the Credit Facility as of December 31, 2001:

            Revolving credit facility rate.......................   6.511%

            Term and acquisition loan facility rate..............   5.938%

         Borrowings under the Credit Facility are required to be prepaid from Excess Cash Flow (as defined in the Credit Agreement).

         The Credit Facility is secured by a first priority lien in substantially all of the properties and assets of the Company and the guarantors now owned or acquired later, including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company of its existing and future subsidiaries; provided, that such pledge is limited to 65% of the shares of any foreign subsidiary to the extent a pledge of a greater percentage would result in adverse tax consequences to the Company. The Credit Facility is guaranteed jointly and severally by River Holding Inc. ("Holding") and certain of the Company's subsidiaries.

         The Credit Facility contains covenants restricting the ability of Holding, the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures (as defined), (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA test and (e) an interest coverage ratio. The Company was not in compliance with these covenants as of December 31, 2001. On May 14, 2002 the Company amended its Credit Facility with its senior lenders. Under this amendment, the lenders agreed to waive past violations of convents, amend future covenants, extend the final maturity to June 30, 2004 and reduce scheduled amortization of the Term Loan (see Note 12.)

         Total borrowings as of December 31, 2001 were $55 million under the Revolving Loan Facility and Acquisition Facility and $22 million under the Term Loan Facility. As of December 31, 2001, the Company had utilized all available credit under the Revolving Credit Facility. No additional borrowing is available under the Term Loan Facility. As of December 31, 2001, the fair value of the Revolving Credit Facility and Term Loan Facility approximated the face value.

         Senior Subordinated Notes

         The Company has $115.0 million of senior subordinated notes (the "Notes"). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company. The Notes bear interest at a rate equal to 9-1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at a redemption price of 100.0% to 104.6% of face value depending on the date of the redemption. The Notes are guaranteed jointly and severally by Hudson Respiratory Care Inc. and its Mexican subsidiaries.

         The fair value of the Company's senior subordinated notes at December 31, 2001 was approximately $77.1 million. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

         Note Payable to Affiliate

         In connection with the acquisition of Hudson RCI AB during 1999, the Company borrowed $22.0 million under an unsecured 12% note payable to an affiliate of the Company's existing majority stockholder. The note is due August 1, 2006. During 1999, the Company paid approximately $14.5 million in principal on the note. In April 2001, the Company repaid an additional $6.0 million in principal on the note. Proceeds from the repayment of this note were then reinvested by the Company's majority shareholder in new long term notes issued by the Company as described below.

         During 2000, the Company borrowed an additional $2.0 million from the existing majority shareholder under an unsecured 14% note payable due on demand. In August of 2001, this note was exchanged for a new long-term note as described below.

         In August, 2001, the Company issued approximately $15.0 million of new unsecured senior subordinated convertible notes consisting of $7.0 million in new cash and an exchange of $8.0 million in existing short-term unsecured notes to certain managers and shareholders. The notes bear interest at 10% and are due in March 2005. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. The notes are subordinated to borrowings under the Credit Facility and rank pari-pasu with the Senior Subordinated Notes.

         The fair value of the notes to affiliate approximates the face value.

         In May of 2002, the Company issued an additional $20.0 million in senior notes payable to affiliates (see note 12).

         Bank Notes Payable

         On March 21, 2001, the Company's primary European subsidiary, Hudson RCI AB, replaced its existing lending agreement denominated in Swedish krona with a new loan that allows for borrowings (the "Hudson AB Bank Notes") of up to approximately $17.0 million. The principal is amortized over 18 equal quarterly payments commencing June 30, 2001 with a final maturity of September 30, 2005. Interest is based on the STIBOR rate plus 1.25% to 1.85%, based on the outstanding balance of the loan. The loan is guaranteed jointly and severally by Hudson Euro SarL, a wholly-owned subsidiary of the Company and 100% owner of Hudson RCI AB and subsidiaries, Hudson RCI UK Ltd. and Hudson France S.A.S. The loan contains certain affirmative and restrictive provisions including, but not limited to, restrictions on additional indebtedness and compliance with certain financial covenants. The loan also restricts Hudson RCI AB's ability to dividend to its parent companies.

         At December 31, 2001, borrowings under the Hudson AB Bank Notes equaled $16.9 million.

         The interest rate on the Bank Notes Payable as of December 31, 2001 was 5.74%.

         At December 31, 2001, the Company was not in compliance with certain financial covenants of the Hudson AB Bank Notes. The Company is currently in discussions with the lender and expects the lender to agree to provide a waiver curing all defaults as of December 31, 2001. Due to the uncertainty of obtaining this waiver from the lenders, all amounts payable under the Hudson AB Bank Notes have been classified as current on the accompanying consolidated balance sheet.

         The following summarizes future principal amounts payable on all of the Company's debt at December 31, 2001 (amounts in thousands):

               2002....................  $    20,680
               2003....................       24,250
               2004....................       49,000
               2005....................       14,951
               2006....................        2,266
               Thereafter .............      115,000
                                         -----------
                                         $   226,147
                                         ===========

7        Commitments and Contingencies

         The Company has capital and operating leases for certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. Rental expense for the year ended December 31, 2001 amounted to $4,657,000. Generally, the facility leases include escalation clauses.

          The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2001 (in thousands). Capital lease amounts are included in the non-current liabilities line item on the accompanying consolidated balance sheet:

                                                                  Capital          Operating
                                                                   Leases           Leases
                                                                -----------       -----------
     Year ending December 31,
           2002 ..............................................  $        59       $     2,188
           2003 ..............................................           59             2,152
           2004 ..............................................           59             2,087
           2005 ..............................................           59             1,649
           2006 ..............................................           --               896
           Thereafter ........................................           --             3,128
                                                                -----------       -----------
     Total minimum lease payments ............................          236       $    12,100
                                                                                  ===========
     Less amount representing interest .......................           53
                                                                -----------
     Total present value of minimum payment ..................          183
     Less current portion of such obligations ................           39
                                                                -----------
     Long-term obligations with interest rate of 11.0% .......  $       144
                                                                ===========

          Assets recorded under capital leases as of December 31, 2001 are as follows (amounts in thousands):

            Machinery and equipment ..................................    $       297
            Less accumulated depreciation ............................             31
                                                                          -----------

            Net property, plant and equipment ........................    $       266
                                                                          ===========

          Self-Insurance

          The Company self-insures the majority of its medical benefit programs. Reserves for medical claim losses totaling approximately $876,000 at December 31, 2001 were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet. The Company maintains excess coverage on an aggregate claim basis. Effective November 1, 2001, the Company became self-insured for workers' compensation. Reserves for workers' compensation claim losses totaling approximately $350,000 at December 31, 2001 were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheet.

          Legal

          The Company is not a party to any material lawsuits or other proceedings, including suits relating to product liability and patent infringement. While the results of the Company's other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

          Other

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution.

8.        Income Taxes

          The Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with the asset and liability method pursuant to an informal tax-sharing agreement.

          The components of the deferred tax asset as of December 31, 2001 are (amounts in thousands):

     Basis differences arising from Section 338(h)(10) election .. $     64,102
     Net operating loss carryforwards ............................       32,785
     Other .......................................................        1,285
                                                                   ------------
                                                                         98,172
     Valuation allowance .........................................      (98,172)
                                                                   ------------

                                                                   $         --
                                                                   ============

          As of December 31, 2001, the Company had net deferred tax assets before any valuation allowance of $98.2 million. This asset relates primarily to basis differences in goodwill and net operating loss carryforwards for tax purposes. As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $86.0 million and $56.0 million, which begin to expire in 2018 and 2003, respectively.

          Under SFAS No. 109, "Accounting for Income Taxes," the Company is required to place a valuation allowance against any deferred tax assets unless it is more likely than not that the asset will be realized. In accordance with this standard, the Company has placed a valuation allowance against its deferred tax assets of approximately $98.2 million as of December 31, 2001.

          The reconciliation of the actual tax expense to tax computed at the statutory federal rate for the year ended December 31, 2001 (amounts in thousands):

                  Income taxes at statutory rate ......  $     (25,098)
                  Other. ..............................          4,298
                  Foreign taxes .......................            959
                  Valuation allowance .................         89,695
                                                         -------------

                                                         $      69,854
                                                         =============

               The provision for income taxes for the year ended December 31, 2001 consists of the following (amounts in thousands):

                                                United States        Foreign          Total
                                                -------------      ------------    -----------
          Current ..........................    $           -      $        959    $       959
          Deferred .........................           68,895                 -         68,895
                                                -------------      ------------    -----------
                                                $      68,895      $        959    $    69,854
                                                =============      ============    ===========

9.        Deferred Compensation and Benefit Plans

          Pension and 401(k) Plans

          The Company has a defined-contribution pension plan covering substantially all its employees who are 21 years of age with two years of service. The Company contributes an amount equal to 6% of employees' basic compensation. Contribution expense relating to this plan totaled approximately $943,000 for the fiscal year ended December 31, 2001.

          During 2001, the Company determined that the pension plan for 1999 and 2000 was not fully funded. Accordingly, the Company recorded $350,000 in associated penalties and fully funded the plan through 2000.

          Additionally, the Company has a defined contribution 401(k) plan covering substantially all of its employees who are 21 years of age with 30 days of service. Participants may contribute up to 10% of base compensation to this plan, subject to certain Internal Revenue Code (IRC) limitations, each year. The Company makes no contributions under this plan.

          Deferred Compensation

          Effective December 1, 1994, the Company established a deferred compensation plan for certain key employees. As of December 31, 2001 no material amount of compensation has been deferred.

          Management Bonus Plans

          The Company offers a management bonus plan for its executives and senior management. The plan is based solely on the financial goals of the Company. The plan for 2001 required reaching a minimum of 95% of budgeted EBITDA. During 2001, the Company did not meet this objective and no bonuses were paid. The Company periodically offers additional incentive compensation to individuals who demonstrate superior performance. This compensation was not material in 2001.

          Stock Subscription Plans

          In April 1998, River adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the "Stock Subscription Plans") pursuant to which executives of the Company purchased 800,000 shares of common stock of River valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of River upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or Hudson RCI's initial public offering. The shares are also subject to a right of first refusal in favor of River, as well as obligations to sell at the request of Freeman Spogli and co-sale rights if Freeman Spogli sells its shares to a third party. No additional shares of River common stock were sold under the Stock Subscription Plans in fiscal 2001.

          Shareholder Agreement

          Helen Hudson Lovaas (The "Continuing Shareholder") and River have entered into a Shareholders' Agreement, as amended (the "Shareholders' Agreement"). The Shareholder Agreement provides that i) River and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, ii) in consideration for the contribution of consideration received from River for certain issuances of the common stock of River, the Company will issue an equivalent shares of Company common stock to River, iii) in the event of a sale of Company stock by River or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of River and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, iv) the restriction on the transferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder's common stock and v) in the event the Company participates in an IPO, the Company will exchange all of the Company's existing common stock for newly issued common stock.

          In 2001, the Board of Directors of River approved adoption of a Stock Option plan for eligible employees, officers and consultants of the Company. The plan allows for the issuance of up to 2,000,000 of River common stock in the form of unqualified or incentive stock options under which shares shall have been reserved for by River. Exercise price shall be set at fair market value as determined by the Board of Directors. As of the date of this filing, no options have been granted under this plan.

10.  Geographic, Segment and Major Customer Information

     The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The Company also reports information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

     The Company has two operating and reporting segments: United States, or guarantor, and international or non-guarantor (see Note 11 for segment disclosure). The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). Under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's operating segments are the same as its reporting segments.

     The Company sells respiratory care products to distributors and medical facilities throughout the United States and internationally. During 2001, the Company had foreign sales of approximately $40,772,000, which constituted approximately 26.0% of total sales.

     The Company's percentage of sales by geographic region for the fiscal year ended December 31, 2001 is as follows:

           Domestic .........................................................          74.1%
           Europe ...........................................................          13.9
           Pacific Rim (Japan, Southeast Asia, Australia/New Zealand) .......           7.2
           Canada ...........................................................           1.6
           Other international ..............................................           3.2
                                                                                 ----------
                                                                                      100.0%
                                                                                 ==========

     The Company's percentage of sales by product category for the fiscal year ended December 31, 2001 is as follows:

           Oxygen therapy ...................................................          32.6%
           Airway management ................................................          29.2
           Humidification and filtration ....................................          21.6
           Aerosol therapy ..................................................          16.6
                                                                                 ----------
                                                                                      100.0%
                                                                                 ==========

     The following summarizes the net book value of fixed assets at the respective locations as of December 31, 2001 (amounts in thousands):

           Ensenada, Mexico .................................................    $    1,229
           Stockholm, Sweden ................................................           422
           Kuala Lumpur, Malaysia ...........................................           721
           United States ....................................................        43,896
                                                                                 ----------
                                                                                 $   46,268
                                                                                 ==========

     For the fiscal year ended December 31, 2001, the Company had sales to one domestic distributor in the amount of $30,435,000, which represented approximately 19.4% of sales. Additionally, the Company had sales to another domestic distributor of approximately $15,656,000, that accounted for approximately 10.0% of sales in 2001.

11.  Subsidiaries Debt Guarantee and Segment Data

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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                        CONSOLIDATING BALANCE SHEET DATA

                                                                             As of December 31, 2001
                                                            -------------------------------------------------------
                                                                              Non-
                                                             Guarantor     Guarantor     Eliminations      Total
                                                            -----------    ----------    ------------   -----------
                                                           ASSETS

CURRENT ASSETS:
   Cash .................................................   $     4,713    $    2,372    $        --    $     7,085
   Accounts receivable ..................................        13,989         5,298             --         19,287
   Receivables from non-guarantor .......................         6,515            --         (6,515)            --
   Inventories ..........................................        20,377         7,030         (2,189)        25,218
   Other current assets .................................         2,976        13,553        (15,046)         1,483
                                                            -----------    ----------    ------------   -----------
      Total current assets ..............................        48,570        28,253        (23,750)        53,073

PROPERTY, PLANT AND EQUIPMENT, net ......................        45,125         1,143             --         46,268

   INTANGIBLE ASSETS, net ...............................            --        57,743        (29,245)        28,498
   DEFERRED FINANCING COSTS, net ........................         8,316            --             --          8,316
   INVESTMENT IN NON-GUARANTOR SUBSIDIARIES .............        28,623            --        (28,623)            --
   OTHER ASSETS .........................................           676           224             --            900
                                                            -----------    ----------    -----------    -----------
      Total other assets ................................        37,615        57,967        (57,868)        37,714
                                                            -----------    ----------    -----------    -----------
                                                            $   131,310    $   87,363    $   (81,618)   $   137,055
                                                            ===========    ==========    ===========    ===========

             LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                              STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable ......................................  $    14,069    $    1,182    $        --    $    15,251
   Accrued liabilities ...................................       14,366        15,356        (12,420)        17,302
   Notes payable to banks - current portion ..............        3,750        16,930             --         20,680
   Payables to guarantor .................................           --         6,515         (6,515)            --
                                                            -----------    ----------    -----------    -----------
      Total current liabilities ..........................       32,185        39,983        (18,935)        53,233

NOTE PAYABLE TO AFFILIATE ................................       14,951         2,266             --         17,217
NOTES PAYABLE TO BANKS, net of current portion ...........       73,250            --             --         73,250
SENIOR SUBORDINATED NOTES PAYABLE ........................      115,000            --             --        115,000
OTHER NON-CURRENT LIABILITIES ............................          146         1,041             --          1,187
                                                            -----------    ----------    -----------    -----------
      Total liabilities ..................................      235,532        43,290        (18,935)       259,887
                                                            -----------    ----------    -----------    -----------

Mandatorily-redeemable preferred stock ...................       44,989            --             --         44,989

STOCKHOLDERS' DEFICIT ....................................     (149,211)       44,073        (62,683)      (167,821)
                                                            -----------    ----------    -----------    -----------
                                                            $   131,310    $   87,363    $   (81,618)   $   137,055
                                                            ===========    ==========    ===========    ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                                                    For the Year Ended December 31, 2001
                                                                       -------------------------------------------------------------
                                                                                          Non-
                                                                       Guarantor        Guarantor     Eliminations          Total
                                                                       ---------        ---------     ------------        ----------
NET SALES ......................................................       $ 143,555        $  28,319        $ (14,762)       $ 157,112
COST OF SALES ..................................................         105,789           15,749          (13,484)         108,054
                                                                       ---------        ---------        ---------        ---------
Gross profit ...................................................          37,766           12,570           (1,278)          49,058

OPERATING EXPENSES:
   Selling .....................................................          13,470            6,026               --           19,496
   Distribution ................................................           9,514            1,915               --           11,429
   General and administrative ..................................          21,505            2,384               --           23,889
   Amortization of goodwill ....................................           1,561            1,929               --            3,490
   Impairment of goodwill ......................................          26,217            6,911               --           33,128
   Impairment of fixed assets ..................................           4,469               --               --            4,469
   Research and development ....................................           1,015            1,028               --            2,043
   Provision for bad debts .....................................           2,768               58               --            2,826
                                                                       ---------        ---------        ---------        ---------
      Total operating expenses                                            80,519           20,251               --          100,770
                                                                       ---------        ---------        ---------        ---------

Income (loss) from operations ..................................         (42,753)          (7,681)          (1,278)         (51,712)

OTHER EXPENSES:
   Interest expense ............................................          18,890            1,652               --           20,542
   Other, net ..................................................           1,005              675             (117)           1,563
                                                                       ---------        ---------        ---------        ---------
      Total other expense ......................................          19,895            2,327             (117)          22,105
                                                                       ---------        ---------        ---------        ---------

Income (loss) before provision (benefit) for income taxes ......         (62,648)         (10,008)          (1,161)         (73,817)


   PROVISION (BENEFIT) FOR INCOME TAXES ........................          69,097              757               --           69,854
                                                                       ---------        ---------        ---------        ---------


Net income (loss) ..............................................       $(131,745)       $ (10,765)       $  (1,161)       $(143,671)
                                                                       =========        =========        =========        =========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                    For the Year Ended December 31, 2001
                                                                -------------------------------------------
                                                                                    Non-
                                                                Guarantor          Guarantor        Total
                                                                ---------          ---------      ---------
Net cash provided by operating activities ...................  $       3,740      $     1,824    $    5,564
Net cash (used in) provided by investing activities .........         (8,366)            (651)       (9,017)
Net cash provided by financing activities ...................          8,902           (1,572)        7,330

Effect of exchange rate changes on cash .....................             --             (322)         (322)
                                                               -------------      -----------    ----------

NET INCREASE IN CASH ........................................          4,276             (721)        3,555

CASH, beginning of year                                                  437            3,093         3,530
                                                               -------------      -----------    ----------

CASH, end of year ...........................................  $       4,713      $     2,372    $    7,085
                                                               =============      ===========    ==========

12.  Subsequent Events

          As of December 31, 2001, based on the Company's financial results, the Company was not in compliance with certain financial covenants under its Credit Facility. As a result of this non-compliance and resulting defaults, on March 30, 2002, the Company did not make a scheduled Term Loan payment to its senior lenders as required under the Credit Facility and, as a result, the Company was prevented from making a scheduled interest payment due its Subordinated Note holders on April 15, 2002.

          On May 14, 2002, the Company amended and restated the Credit Facility to (i) waive all existing events of default; (ii) extend the final maturity of the term and revolving facilities under the Credit Facility to June 30, 2004;
(iii) amend existing term and acquisition loan amortization to $3.8 million in 2002 and $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend financial covenants to include only a limitation on capital expenditures and a minimum EBITDA test. In connection with this amendment, the Company and HRC Holding, its wholly-owned subsidiary, issued a total of $20.0 million in senior unsecured notes to affiliates of River's majority stockholder, of which $12.0 million was used to pay down the Term Loan of the Credit Facility. These notes bear interest at 12%, with interest and principal due upon maturity on December 31, 2004.

Additional Unaudited Quarterly Financial Information

     Summarized quarterly financial data for 2001 is as follows (amounts in thousands):

                                                                        Quarters Ended
                                                  -------------------------------------------------------

                                                    March 31       June 30     September 30   December 31
                                                  ------------   -----------   ------------   -----------
Net sales ......................................  $     37,805   $    40,801   $     45,095   $    33,411
Gross profit ...................................         9,775        15,840         20,789         2,654
Net income (loss) ..............................       (12,863)       (5,819)         1,953      (126,942)

     Fourth Quarter Adjustments

     As a result of significant losses in the fourth quarter and cumulative losses in recent years, the Company has reevaluated its ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets of approximately $68.9 million.

     As a result of significant losses in the fourth quarter, the Company reassessed future cash flows and determined that goodwill was not recoverable. Accordingly, the Company recorded a goodwill impairment charge of approximately $33.1 million.

     As a result of the Company's analysis of fixed assets in the fourth quarter, it was determined that certain machinery and equipment was no longer needed to support current business operations and had no value. Additionally, certain software development costs incurred in 2001 related to the management information system failed to achieve their intended results and, as a result, were determined to have no future value. As a result, the Company recorded an impairment charge of approximately $4.5 million.

     As a result of an analysis of product lines during the fourth quarter of 2001, the Company concluded that it would no longer support a certain number of individual products, resulting in the related inventories of those products no longer having value. The Company recorded charges of $4.6 million related to the destruction of obsolete inventory resulting from this strategic decision.

     The Company made a decision in the fourth quarter of 2001 to not pursue certain aged accounts receivable for collection and to allocate resources to other customer receivables and collection activities. As a result, the Company increased its provision for write-offs based on analysis of those aged customer receivables.

     The Company recorded a charge of approximately $0.9 million related to the fourth quarter closure of its Atlanta distribution center. This charge primarily consisted of future rent commitments.

     During fiscal 2001, the Company made a decision to relocate from its manufacturing operation in Argyle, New York to Tecate, Mexico. In addition, the Company made a decision to move certain product manufacturing from Temecula, California to Ensenada, Mexico. The Company recorded approximately $0.9 million in severance costs related to the relocations.

          Arthur Andersen LLP (Andersen) is the former auditor of the Company. As a result of recent events at Andersen, Andersen declined the Company's request to reissue their audit report dated July 30, 2001 for the fiscal years ended December 31, 2000 and 1999 for inclusion in the Company's 10-K filing for the fiscal year ended December 31, 2001. As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018;
IC-25464; FR-62; File No. S7-03-02, the Company is filing this copy of the latest signed and dated accountant's report issued by Andersen for such periods.

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

/s/ ARTHUR ANDERSEN LLP



Orange County, California
July 30, 2001

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS


                                                                                                   December 31,    December 31,
                                                                                                       1999            2000
                                                                                                   ------------    ------------
CURRENT ASSETS:
  Cash ...........................................................................................  $    2,917      $    3,530
  Accounts receivable, less allowance for doubtful accounts of $973 and $3,500 at December 31,
   1999 and 2000, respectively ...................................................................      30,425          28,307
  Inventories ....................................................................................      24,043          44,610
  Other current assets ...........................................................................       4,612           1,832
                                                                                                    ----------      ----------
     Total current assets ........................................................................      61,997          78,279
                                                                                                    ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, net ...............................................................      42,476          49,425
                                                                                                    ----------      ----------

OTHER ASSETS:
  Intangible assets, net .........................................................................      66,970          67,573
  Deferred financing costs, net of accumulated amortization of $2,528 and $4,306 at December
     31, 1999 and December 31, 2000, respectively ................................................      11,134           9,587
  Deferred tax asset .............................................................................      68,943          69,105
  Other assets ...................................................................................         299           1,265
                                                                                                    ----------      ----------
     Total other assets ..........................................................................     147,346         147,530
                                                                                                    ----------      ----------
                 Total assets ....................................................................  $  251,819      $  275,234
                                                                                                    ==========      ==========

                                   LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                               STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to banks ........................................................................  $    6,673      $   10,686
   Accounts payable ..............................................................................       6,168          20,320
   Accrued liabilities ...........................................................................      11,700          12,707
   Notes payable to affiliates ...................................................................           -           2,000
   Other current liabilities .....................................................................       1,485           3,007
                                                                                                    ----------      ----------
     Total current liabilities ...................................................................      26,026          48,720

NOTE PAYABLE TO AFFILIATE, net of current portion ................................................       7,508           8,266

NOTES PAYABLE TO BANKS, net of current portion ...................................................      82,513          85,962

SENIOR SUBORDINATED NOTES PAYABLE ................................................................     115,000         115,000
                                                                                                    ----------      ----------

     Total liabilities ...........................................................................     231,047         257,948
                                                                                                    ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

MANDATORILY-REDEEMABLE PREFERRED STOCK,
   $.01 par value: 1,800 shares authorized; 356 and 398 shares issued and outstanding at
   December 31, 1999 and 2000, respectively; liquidation preference--$35,558 and $39,783
   respectively (Note 4) .........................................................................      34,558          39,043
Accrued preferred stock dividends, payable in kind ...............................................         863           1,018
                                                                                                    ----------      ----------
                                                                                                        35,421          40,061
                                                                                                    ----------      ----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value: 15,000 shares authorized; 10,044 and 10,387 shares issued and
    outstanding at December 31, 1999 and 2000, respectively ......................................      92,158          98,158
   Cumulative translation adjustment .............................................................        (862)         (1,151)
   Accumulated deficit ...........................................................................    (105,945)       (119,782)
                                                                                                    ----------      ----------
     Total stockholders' equity (deficit) ........................................................     (14,649)        (22,775)
                                                                                                    ----------      ----------
                 Total liabilities, mandatorily-redeemable preferred stock and
     stockholders' equity (deficit) ..............................................................  $  251,819      $  275,234
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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)



                                                                                              For the Years Ended
                                                                           ------------------------------------------------------

                                                                             December 25,       December 31,       December 31,
                                                                                 1998               1999               2000
                                                                           ----------------   ----------------   ----------------
NET SALES ................................................................  $    100,498       $    128,803       $    159,278
COST OF SALES ............................................................        56,802             75,418             84,923
                                                                            ------------       ------------       ------------
     Gross profit ........................................................        43,696             53,385             74,355
                                                                            ------------       ------------       ------------

OPERATING EXPENSES:
   Selling ...............................................................        10,350             13,122             18,262
   Distribution ..........................................................         3,336              4,647             10,109
   General and administrative ............................................        10,125             13,269             24,023
   Amortization of goodwill ..............................................           159              1,463              3,320
   Research and development ..............................................           976              2,031              2,387
                                                                            ------------       ------------       ------------
     Total operating expenses ............................................        24,946             34,532             58,101
                                                                            ------------       ------------       ------------


PROVISION FOR EQUITY PARTICIPATION PLAN AND RETENTION
   PAYMENTS ..............................................................       (68,693)                 -                  -

     (Loss) Income from operations .......................................       (49,943)            18,853             16,254

OTHER EXPENSES:
   Interest expense ......................................................       (11,327)           (17,263)           (21,089)
   Other, net ............................................................          (406)            (1,232)            (1,159)
                                                                            ------------       ------------       ------------
                                                                                 (11,733)           (18,495)           (22,248)
                                                                            ------------       ------------       ------------

(Loss) income before provision for income taxes and extraordinary item ...       (61,676)               358             (5,994)

PROVISION FOR INCOME TAXES ...............................................         8,405              1,586              3,203
                                                                            ------------       ------------       ------------
Loss before extraordinary item ...........................................       (70,081)            (1,228)            (9,197)

EXTRAORDINARY ITEM-loss on extinguishment of debt ........................           104                  -                  -
                                                                            ------------       ------------       ------------
Net loss .................................................................       (70,185)            (1,228)            (9,197)

OTHER COMPREHENSIVE LOSS:
   Foreign currency translation loss .....................................          (119)              (398)              (289)
                                                                            ------------       ------------       ------------
Comprehensive loss .......................................................  $    (70,304)      $     (1,626)      $     (9,486)
                                                                            ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                    Cumulative   Retained Earnings
                                                                 Common Stock       Translation    (Accumulated
                                                               -----------------
                                                               Shares     Amount     Adjustment      Deficit           Total
                                                               ------     ------    -----------  -----------------     -----
BALANCE, December 25, 1997 ...................................   14,469  $   3,789  $      (345)     $   19,071    $   22,515

  Stockholder redemption .....................................  (12,969)    (3,379)           -        (124,244)     (127,623)
  Foreign currency translation loss ..........................        -          -         (119)              -          (119)
      Recapitalization investment ............................    6,300     63,000            -               -        63,000
  Issuance of common stock ...................................       13        125            -               -           125
    Pay-in-kind preferred stock dividends ....................        -          -            -          (2,512)       (2,512)
  Effect of Section 338(h)(10) election on deferred taxes ....        -          -            -          77,064        77,064
  Net loss ...................................................        -          -            -         (70,185)      (70,185)
                                                               --------  ---------  -----------      ----------    ----------
BALANCE, December 25, 1998 ...................................    7,813     63,535         (464)       (100,806)      (37,735)

  Issuance of common stock to parent for cash and
  contribution of Hudson RCI AB Stock (see Note 2) ...........    2,231     28,623            -               -        28,623
  Foreign currency translation loss ..........................        -          -         (398)              -          (398)
  Pay-in-kind preferred stock dividends ......................        -          -            -          (3,911)       (3,911)
  Net loss ...................................................        -          -            -          (1,228)       (1,228)
                                                               --------  ---------  -----------      ----------    ----------
BALANCE, December 31, 1999 ...................................   10,044     92,158         (862)       (105,945)      (14,649)

  Issuance of common stock to parent for cash ................      343      6,000            -               -         6,000
  Foreign currency translation loss ..........................        -          -         (289)              -          (289)
  Pay-in-kind preferred stock dividends ......................        -          -            -          (4,640)       (4,640)
  Net loss ...................................................        -          -            -          (9,197)       (9,197)
                                                               --------  ---------  -----------      ----------    ----------

BALANCE, December 31, 2000 ...................................   10,387  $  98,158  $    (1,151)     $ (119,782)   $  (22,775)
                                                               ========  =========  ===========      ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       For the Years Ended
                                                                           --------------------------------------------

                                                                            December 25,    December 31,   December 31,
                                                                               1998            1999           2000
                                                                             --------        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................. $  (70,185)     $   (1,228)     $   (9,197)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
        Depreciation and amortization ....................................      6,101           8,315          11,719
        Amortization/write-off of deferred financing costs and other .....      1,119           1,374             991
        Loss (gain) on disposal of equipment .............................         14              (5)              9
        Change in deferred tax asset .....................................      6,735           1,385            (161)
      Changes in operating assets and liabilities:
        Accounts receivable ..............................................     (4,547)         (2,701)          2,118
        Inventories ......................................................     (1,411)         (2,865)        (12,351)
        Other current assets .............................................        437          (1,194)          2,780
        Other assets .....................................................        247              13            (966)
        Accounts payable .................................................      2,482            (741)         14,152
        Accrued liabilities ..............................................      1,687           4,277           1,008
        Management bonus accrual .........................................    (20,000)              -               -
        Other current liabilities ........................................          -           1,426           1,522
        Other non-current liabilities ....................................          -            (959)              -
        Accrued equity participation plan (EPP) ..........................     83,939               -               -
        Payment of EPP liabilities and retention bonuses .................    (89,642)              -               -
                                                                           ----------      ----------      ----------
          Net cash (used in) provided by operating activities ............    (83,024)          7,097          11,624
                                                                           ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ............................     (3,111)        (10,973)        (11,329)
   Proceeds from sale of property, plant and equipment ...................         18              23               4
   (Advances) collections on notes receivable and other ..................          -            (200)          2,384
   Acquisition of certain assets of Gibeck, Inc. .........................     (3,351)              -               -
   Acquisition of certain assets of Medimex ..............................          -          (2,168)              -
   Acquisition of certain assets of Tyco .................................          -         (23,750)        (18,000)
   Acquisition of Louis Gibeck AB stock, net of cash acquired of
      $8,208 .............................................................          -         (38,750)              -
                                                                           ----------      ----------      ----------
          Net cash used in investing activities ..........................     (6,444)        (75,818)        (26,941)
                                                                           ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable to bank ....................................    (43,250)        (17,355)              -
   Proceeds from bank borrowings .........................................     67,000          59,376           7,461
   Additions to deferred financing costs .................................    (12,918)              -               -
   Redemption of stockholder interest ....................................   (127,623)              -               -
   Proceeds from senior subordinated notes payable .......................    115,000               -               -
   Proceeds from note payable to affiliate ...............................          -          22,000           2,758
   Repayment of note payable to affiliate ................................          -         (14,492)              -
   Net proceeds from sale of common and mandatorily-redeemable
        preferred stock, net of transaction costs ........................     91,415          22,000           6,000
                                                                           ----------      ----------      ----------
          Net cash provided by financing activities ......................     89,624          71,529          16,219
                                                                           ----------      ----------      ----------

Effect of exchange rate changes on cash ..................................       (119)           (398)           (289)

NET INCREASE IN CASH .....................................................         37           2,410             613

CASH, beginning of year ..................................................        470             507           2,917
                                                                           ----------      ----------      ----------
CASH, end of year ........................................................ $      507      $    2,917      $    3,530
                                                                           ==========      ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                              For the Years Ended
                                                 ----------------------------------------------

                                                    December 25,   December 31,   December 31,
                                                       1999           1999           2000
                                                     --------       --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for--
     Interest ..................................  $       8,742  $      15,333  $      17,726
                                                  =============  =============  =============

     Income taxes ..............................  $       1,699  $          27  $         898
                                                  =============  =============  =============



DETAILS OF ACQUISITIONS (Note 2):

    Acquisition price ..........................  $       3,351  $      79,499  $      18,000
    Less:
     Common stock issued for acquisition .......              -         (6,623)             -
     Cash acquired .............................              -         (8,208)             -
                                                  -------------  -------------- -------------
         Net cash paid for acquisitions ........  $       3,351  $      64,668  $      18,000
                                                  =============  =============  =============



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

2.        Acquisitions

Gibeck, Inc.

          During 1998, the Company acquired certain assets of Gibeck Inc. ("Gibeck"), a subsidiary of Louis Gibeck AB, for a cash purchase price of $3.4 million. Gibeck engages primarily in the business of manufacturing, marketing, and selling custom anesthesia circuits. The acquisition was accounted for as a purchase and the purchase price was allocated as follows (amounts in thousands):

              Goodwill ................................. $    1,817
              Inventory ................................        871
              Machinery and equipment ..................        663
                                                         ----------
                                                         $    3,351
                                                         ==========

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

          The acquisition of Hudson RCI AB was accounted for as a purchase and the purchase price was allocated based upon management's estimate of the assets acquired and liabilities assumed as follows (amounts in thousands):


            Cash ....................................... $    8,208
            Accounts receivable ........................      1,823
            Inventories ................................      5,161
            Fixed assets ...............................      1,206
            Other assets ...............................      2,939
            Current liabilities ........................     (4,856)
            Non-current liabilities ....................     (4,123)
            Goodwill ...................................     43,223
                                                         ----------
                                                         $   53,581
                                                         ==========
                                      F-32

          Had this acquisition and the acquisition of certain assets of Gibeck, Inc. occurred at the beginning of 1998 and 1999, the unaudited pro forma net sales, net loss before extraordinary item and net loss would be as follows (amounts in thousands):

                                                          Year Ended
                                                --------------------------------
                                                    December 25,    December 31,
                                                        1998            1999
                                                        ----            ----

Net sales ..................................        $ 122,819         $ 139,494
Net loss before extraordinary ..............          (66,344)           (1,949)
Net loss ...................................          (66,448)           (1,949)

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

Inventories

          Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market. At December 31, 1999 and December 31, 2000, inventories consisted of the following (amounts in thousands):

                                                      1999          2000
                                                      ----          ----

                                                    $  5,901     $  8,134
                                                       5,682        6,591
      Raw materials ..........................        12,460       29,885
      Work-in-process ........................      --------     --------
      Finished goods .........................      $ 24,043     $ 44,610
                                                    ========     ========

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

          During the second quarter of fiscal year 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 clarifies the accounting treatment and classification of the Company's delivery revenues and expenses. The adoption of this EITF only affects the classification of certain revenues and costs related to delivery services and does not affect the Company's net loss. Delivery costs include direct and incremental costs incurred to warehouse and move product to the Company's customers. Since the Company records freight costs associated with delivery of product to customers as a component of cost of sales and warehousing costs as distribution expenses management believes the Company is in compliance with this pronouncement.

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

5.        Long-Term Debt Obligations

Summary of Amounts Outstanding

          The Company's long-term debt obligations as of December 31, 1999 and December 31, 2000 consist of the following (amounts in thousands):

                                                                     1999          2000
                                                                     ----          ----
          Borrowings under revolving credit facility .........   $  36,600     $  53,000
          Term loan payable to domestic banks ................      35,000        29,500
          Term and revolving loan payable to Swedish bank ....      17,586        14,148
          Senior subordinated notes ..........................     115,000       115,000
          Note payable to affiliate ..........................       7,508        10,266
                                                                 ---------     ----------
                                                                   211,694       221,914
          Less--current portion ..............................      (6,673)      (12,686)
                                                                 ---------     ----------
          Long-term debt .....................................   $ 205,021     $ 209,228
                                                                 =========     ==========

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

          The following summarizes interest rate data on the Credit Facility as of December 31, 1999 and 2000:

                                                    1999            2000
                                                    ----            ----

          Revolving credit facility rate .......  8.5625% to       9.563%
                                                    10.0%

          Term loan facility rate ..............    8.75%          9.250%

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

Future Debt Principal Payments

          As of December 31, 2000, future debt principal payments on the aforementioned debt are as follows (amounts in thousands):

                   Fiscal Year Ending:
                   -------------------

                       2001 .......................   $ 10,686
                       2002 .......................     11,444
                       2003 .......................     13,444
                       2004 .......................     55,944
                       2005 .......................      5,130
                       Thereafter                      125,266
                                                      --------
                                                      $221,914
                                                      ========

6.       Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

         The following is a summary as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                            1999        2000
                                                            ----        ----

    Land ..............................................  $   2,044   $  2,044
    Buildings..........................................     15,078     15,875
    Leasehold improvements.............................      1,322      1,322
    Machinery, equipment and purchased software........     65,667     90,789
    Furniture and fixtures.............................      4,227      2,883
                                                         ---------   --------
                                                            88,338    112,913
    Less-- Accumulated depreciation and amortization...    (57,740)   (64,556)
                                                         ----------  --------
                                                            30,598     48,357
    Equipment installation in progress.................      8,481        268
    ERP software installation in progress..............      3,397        800
                                                         ---------   --------
    Property and equipment, net........................  $  42,476   $ 49,425
                                                         =========   ========


          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

          Buildings ...................................   31.5 years
          Leasehold improvements ......................   Lesser of the useful
                                                           life or lease term
          Machinery, equipment and purchased software..   5 to 7 years
          Furniture and fixtures ......................   3 to 7 years


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

Intangible Assets and Deferred Financing Costs, net

          Amortization of intangible assets is provided using the straight-line method over the applicable amortization period. During 1999, the Company wrote-off certain fully-amortized patents. The following is a summary of the components of intangible assets as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                     Useful lives         1999          2000
                                                     ------------         ----          ----
         Covenant not-to-compete .................   5 to 7 years     $    3,500  $    3,500
         Patents .................................     15 years              472          68
         Goodwill ................................  15 to 20 years        67,834      69,927
         Other ...................................   5 to 20 years           133         133
                                                                      ----------  ----------
                                                                          71,939      73,628
         Less-- Accumulated amortization .........                        (4,969)     (6,055)
                                                                      ----------  ----------
                                                                      $   66,970  $   67,573
                                                                      ==========  ==========

         Deferred financing costs are amortized using the straight-line method over the period of the related debt.

          Management reviews Goodwill on a regular basis for possible impairment. Management knows of no factors at December 31, 2000 which may affect the impairment recorded of long-lived assets.

Accrued Liabilities and Accounts Payable

          Accrued liabilities consisted of the following as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                          1999          2000
                                                          ----          ----

            Interest.................................  $   4,162     $    3,605
            Payroll and related......................      4,095          4,224
            Vacation.................................      1,509          1,824
            Pension..................................      1,353          1,767
            Medical self-insurance...................        577            569
            Other....................................          4            718
                                                       ---------     ----------
                                                       $  11,700     $   12,707
                                                       =========     ==========

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

          As of December 31, 2000, the Company had future obligations under operating leases as follows (amounts in thousands):

                   Fiscal Year Ending:
                   -------------------

                          2001.......................  $    2,534
                          2002.......................       2,290
                          2003.......................       2,099
                          2004.......................       1,914
                          2005.......................       1,378
                          Thereafter ................       4,023
                                                       ----------
                                                       $   14,238
                                                       ==========

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

         The effective tax rate for 1998, 1999 and 2000 consists of the following (amounts in thousands):

                                                                              1998              1999               2000
                                                                              ----              ----               ----
Income taxes at combined statutory rate of approximately 40% ........   $     (24,094)    $         143      $      (2,398)
Domestic losses not benefited. ......................................          24,022                 -              2,730
Foreign taxes .......................................................               -             1,443              2,871
Valuation allowance .................................................           8,477                 -                  -
                                                                        -------------     -------------      -------------
                                                                        $       8,405     $       1,586      $       3,203
                                                                        =============     =============      =============

         The provision (benefit) for income taxes consists of the following (amounts in thousands):

                                       United States    Foreign        Total
                                       -------------    -------        -----
                     2000

Current ............................    $         -   $     3,203   $     3,203
Deferred ...........................              -             -             -
                                        -----------   -----------   -----------
                                        $         -   $     3,203   $     3,203
                                        ===========   ===========   ===========

                     1999

Current ............................    $         -   $       340   $       340
Deferred ...........................          1,724          (478)        1,246
                                        -----------   -----------   -----------
                                        $     1,724   $      (138)  $     1,586
                                        ===========   ===========   ===========

                     1998

Current ............................    $         -   $         -   $         -
Deferred ...........................          8,405             -         8,405
                                        -----------   -----------   -----------
                                        $     8,405   $         -   $     8,405
                                        ===========   ===========   ===========


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

         The components of the deferred tax asset as of December 31, 1999 and December 31, 2000 are (amounts in thousands):



                                                          1999          2000
                                                          ----          ----
Basis differences arising from Section 338(h)(10)
election ...........................................  $    68,873   $    66,933
Net operating loss carryforwards ...................       10,640        11,927
Other ..............................................       (2,093)       (1,278)
                                                      -----------   -----------
                                                           77,420        77,582
Valuation allowance ................................       (8,477)       (8,477)
                                                      -----------   -----------
                                                      $    68,943   $    69,105
                                                      ===========   ===========
9.  Related-Party Transactions

         Amounts included in the consolidated financial statements with respect to transactions with companies controlled by officers, the stockholders or members of their immediate families are as follows (amounts in thousands):

                                                      December 25,     December  31,  December 31,
                                                         1998              1999          2000
                                                         ----              -----         ----
Purchases ..........................................  $       128      $          -  $            -
                                                      ===========      ============  ==============

Notes and advances receivable ......................  $        91      $      7,608  $       10,366
                                                      ===========      ============  ==============

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

The Company's percentage of sales by geographic region for the fiscal years ended 1998, 1999 and 2000 are as follows:

                                                                               1998         1999         2000
                                                                               ----         ----         ----
         Domestic ......................................................       79.9%         77.9%       80.3%
         Europe ........................................................        7.8          10.1         9.0
         Pacific Rim (Japan, Southeast Asia, Australia/New Zealand) ....        6.2           6.1         5.8
         Canada ........................................................        2.0           1.9         1.6
         Other international ...........................................        4.1           4.0         3.3
                                                                         ----------    ----------  ----------
                                                                              100.0%        100.0%      100.0%
                                                                         ==========    ==========  ==========

         The following summarizes the net book value of fixed assets at the respective locations as of December 31, 1999 and December 31, 2000 (amounts in thousands):

                                                  December 31,      December 31,
                                                      1999              2000
                                                  ------------      ------------

           Ensenada, Mexico .................     $      1,134      $      1,137
           Stockholm, Sweden ................              342               291
           Kuala Lumpur, Malaysia ...........              741               672
           United States ....................           40,259            47,325
                                                  ------------      ------------
                                                  $     42,476      $     49,425
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

13.  Unaudited Consolidated Quarterly Data

                                                                           1998 Quarters Ended
                                                      ------------------------------------------------------------

                                                        March 27        June 26       September 25     December 25
                                                      -----------       -------       ------------     -----------
Net sales ...................................         $    24,265    $   22,432       $     22,130    $     31,671
Gross profit ................................              10,431         9,600              9,843          13,822
Income (loss) before extraordinary item .....               1,498       (66,623)              (243)         (4,713)
Net income (loss) ...........................               1,498       (66,727)              (243)         (4,713)

                                                                           1999 Quarters Ended
                                                      ------------------------------------------------------------

                                                        March 26        June 25       September 24     December 31
                                                      -----------       -------       ------------     -----------
Net sales ...................................         $    27,169    $   27,274       $     30,827    $     43,533
Gross profit ................................              11,389        11,414             12,185          18,397
Income (loss) before extraordinary item .....                 281           327             (1,554)           (282)
Net income (loss) ...........................                 281           327             (1,554)           (282)

                                                                           2000 Quarters Ended
                                                      ------------------------------------------------------------
                                                        March 31        June 30       September 30     December 31
                                                      -----------       -------       ------------     -----------
Net sales ...................................         $    40,807    $   31,811       $     41,111    $     45,549
Gross profit ................................              18,304        16,986             21,524          17,541
Income (loss) before extraordinary item .....               1,599          (385)             1,662         (12,073)
Net income (loss) ...........................               1,599          (385)             1,662         (12,073)

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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET

                                                                        As of December 31, 1999
                                                      --------------------------------------------------------
                                                                          Non-
                                                        Guarantor      Guarantor     Adjustments      Total
                                                        ---------      ---------     -----------      -----
                                                      ASSETS

CURRENT ASSETS:
   Cash ..........................................    $       184    $     2,733    $          -   $     2,917
   Accounts receivable ...........................         28,329          2,096               -        30,425
   Inventories ...................................         21,124          4,065          (1,146)       24,043
   Other current assets ..........................          4,578         16,673         (16,639)        4,612
                                                      -----------    -----------    ------------   -----------
      Total current assets .......................         54,215         25,567         (17,785)       61,997

PROPERTY, PLANT AND EQUIPMENT, net ...............         41,335          1,141               -        42,476

OTHER ASSETS:
   Intangible assets, net ........................         22,770         44,200               -        66,970
   Deferred financing costs, net .................         10,749            385               -        11,134
   Deferred tax asset ............................         68,600            223             120        68,943
   Investment in non-guarantor subsidiaries ......         29,245              -         (29,245)            -
   Other assets ..................................            833            162            (696)          299
                                                      -----------    -----------    ------------   -----------
      Total other assets .........................        132,197         44,970         (29,821)      147,346
                                                      -----------    -----------    ------------   -----------
                                                      $   227,747    $    71,678    $    (47,606)  $   251,819
                                                      ===========    ===========    ============   ===========

                                  LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                             STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to banks ........................    $     5,500    $     1,173    $          -   $     6,673
   Accounts payable ..............................          6,625          1,559          (2,016)        6,168
   Accrued liabilities ...........................          8,344          3,356               -        11,700
   Other current liabilities .....................            458         10,876          (9,849)        1,485
                                                      -----------    -----------    ------------   -----------
    Total current liabilities ....................         20,927         16,964         (11,865)       26,026

NOTE PAYABLE TO AFFILIATE ........................              -         13,906          (6,398)        7,508
NOTES PAYABLE TO BANKS, net of current portion ...         66,100         16,413               -        82,513
SENIOR SUBORDINATED NOTES PAYABLE ................        115,000              -               -       115,000
                                                      -----------    -----------    ------------   -----------
      Total liabilities ..........................        202,027         47,283         (18,263)      231,047
                                                      -----------    -----------    ------------   -----------

Mandatorily-redeemable preferred stock ...........         35,421              -               -        35,421

STOCKHOLDERS' EQUITY (DEFICIT) ...................         (9,701)        24,395         (29,343)      (14,649)
                                                      -----------    -----------    ------------   -----------
                                                      $   227,747    $    71,678    $    (47,606)  $   251,819
                                                      ===========    ===========    ============   ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET

                                                                        As of December 31, 2000
                                                      --------------------------------------------------------
                                                                         Non-
                                                       Guarantor      Guarantor      Adjustments        Total
                                                       ---------      ---------      -----------        -----
                                                    ASSETS
CURRENT ASSETS:
   Cash ...........................................   $       437    $     3,093     $         -   $     3,530
   Accounts receivable ............................        32,665          4,395          (8,753)       28,307
   Inventories ....................................        38,703          7,973          (2,066)       44,610
   Other current assets ...........................         6,350         52,467         (56,985)        1,832
                                                      -----------    -----------     -----------   -----------
      Total current assets ........................        78,155         67,928         (67,804)       78,279

PROPERTY, PLANT AND EQUIPMENT, net ................        48,260          1,165               -        49,425

OTHER ASSETS:
   Intangible assets, net .........................        27,719         39,854               -        67,573
   Deferred financing costs, net ..................         9,587              -               -         9,587
   Deferred tax asset .............................        68,881            224               -        69,105
   Investment in non-guarantor subsidiaries .......        29,245              -         (29,245)            -
   Other assets ...................................           294            971               -         1,265
                                                      -----------    -----------     -----------   -----------
      Total other assets ..........................       135,726         41,049         (29,245)      147,530
                                                      -----------    -----------     -----------   -----------
                                                      $   262,141    $   110,142     $   (97,049)  $   275,234
                                                      ===========    ===========     ===========   ===========

                            LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK AND
                                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to banks .........................   $     7,500    $     3,186     $         -    $   10,686
   Accounts payable ...............................        24,758          4,711          (9,149)       20,320
   Accrued liabilities ............................         9,420          3,287               -        12,707
   Other current liabilitiesv .....................         1,242         22,764         (20,999)        3,007
                                                      -----------    -----------     -----------   -----------
      Total current liabilities ...................        42,920         33,948         (30,148)       46,720
                                                      -----------    -----------     -----------   -----------

NOTES PAYABLE TO AFFILIATE ........................         2,000          8,266               -        10,266
NOTES PAYABLE TO BANKS, net of current portion ....        75,000         10,962               -        85,962
SENIOR SUBORDINATED NOTES PAYABLE .................       115,000              -               -       115,000
OTHER NON-CURRENT LIABILTIES ......................             -          1,095          (1,095)            -
                                                      -----------    -----------     -----------    ----------
      Total liabilities ...........................       234,920         54,271         (31,243)      257,948
                                                      -----------    -----------     -----------    ----------

MANDATORILY-REDEEMABLE PREFERRED STOCK ............        40,061              -               -        40,061

STOCKHOLDERS' EQUITY (DEFICIT) ....................       (12,840)        55,871         (65,806)      (22,775)
                                                      -----------    -----------     -----------   -----------
                                                      $   262,141    $   110,142     $   (97,049)  $   275,234
                                                      ===========    ===========     ===========   ===========

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                                            For the Year Ended December 31, 1999
                                                                    ----------------------------------------------------
                                                                                      Non-
                                                                     Guarantor     Guarantor   Adjustments      Total
                                                                     ---------     ---------   -----------      -----
NET SALES ........................................................  $   121,796   $     9,500  $    (2,493)  $   128,803
COST OF SALES ....................................................       71,146         6,465       (2,193)       75,418
                                                                    -----------   -----------  -----------   -----------
Gross profit .....................................................       50,650         3,035         (300)       53,385
                                                                    -----------   -----------  -----------   -----------

OPERATING EXPENSES:
   Selling .......................................................       10,649         2,473            -        13,122
   Distribution ..................................................        4,647             -            -         4,647
   General and administrative ....................................       11,815         1,454            -        13,269
   Amortization of goodwill ......................................          416         1,047            -         1,463
   Research and development ......................................        1,362           669            -         2,031
                                                                    -----------   -----------  -----------   -----------
      Total operating expenses ...................................       28,889         5,643            -        34,532
                                                                    -----------   -----------  -----------   -----------

Income (loss) from operations ....................................       21,761        (2,608)        (300)       18,853

OTHER EXPENSES:
   Interest expense ..............................................      (16,023)       (1,240)           -       (17,263)
   Other, net ....................................................         (633)         (599)           -        (1,232)
                                                                    -----------   -----------  -----------   -----------
      Total other expense ........................................      (16,656)       (1,839)           -       (18,495)
                                                                    -----------   -----------  -----------   -----------

Income (loss) before provision (benefit) for income taxes ........        5,105        (4,447)        (300)          358
   PROVISION (BENEFIT) FOR INCOME TAXES ..........................        2,183          (477)        (120)        1,586
                                                                    -----------   ------------ -----------   -----------
Net income (loss) ................................................  $     2,922   $    (3,970) $      (180)  $    (1,228)
                                                                    ===========   ===========  ===========   ===========
Depreciation and amortization (a) ................................  $     6,531   $     4,609  $         -   $    11,140
                                                                    ===========   ===========  ===========   ===========
Adjusted EBITDA (b) ..............................................  $    28,292   $     2,001  $      (300)  $    29,993
                                                                    ===========   ===========  ===========   ===========

___________________________________

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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS


                                                                          For the Year Ended December 31, 2000
                                                                  ---------------------------------------------------
                                                                                    Non-
                                                                   Guarantor      Guarantor   Adjustments    Total
                                                                   ---------      ---------   -----------    -----
NET SALES .....................................................   $   145,786   $     33,536  $   (20,044) $  159,278
COST OF SALES .................................................        87,092         16,875      (19,044)     84,923
                                                                  -----------   ------------  -----------  ----------
Gross profit ..................................................        58,694         16,661       (1,000)     74,355

OPERATING EXPENSES:
   Selling ....................................................        12,434          5,828            -      18,262
   Distribution ...............................................         9,566            543            -      10,109
   General & Administrative ...................................        20,659          3,364            -      24,023
   Amortization of goodwill ...................................         1,281          2,039            -       3,320
   Research and development ...................................         1,072          1,315            -       2,387
                                                                  -----------   ------------  -----------  ----------
      Total operating expenses ................................        45,012         13,089            -      58,101
                                                                  -----------   ------------  -----------  ----------

Income (loss) from operations .................................        13,682          3,572       (1,000)     16,254

OTHER INCOME AND (EXPENSES):
   Interest expense ...........................................       (18,506)        (2,583)           -     (21,089)
   Other, net .................................................          (205)          (556)        (398)     (1,159)
                                                                  -----------   ------------  -----------  ----------
      Total other income (expense) ............................       (18,711)        (3,139)        (398)    (22,248)
                                                                  -----------   ------------  -----------  ----------

Income (loss) before provision (benefit) for income taxes .....        (5,029)           433       (1,398)     (5,994)
   PROVISION (BENEFIT) FOR INCOME TAXES .......................             -          3,203            -       3,203
                                                                  -----------   ------------  -----------  ----------
Net income (loss) .............................................   $    (5,029)  $     (2,770) $    (1,398) $   (9,197)
                                                                  ===========   ============  ===========  ==========
Depreciation and amortization  (c) ............................   $    10,450   $      2,468  $         -  $   12,918
                                                                  ===========   ============  ===========  ==========
Adjusted EBITDA (d) ...........................................   $    24,132   $      6,040  $    (1,000) $   29,172
                                                                  ===========   ============  ===========  ==========

_____________________

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

                  HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
                    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                 For the Year Ended December 31, 1999
                                                                --------------------------------------
                                                                                Non-
                                                                Guarantor     Guarantor       Total
                                                                ---------     ---------       -----
Net cash provided by operating activities .................     $   6,108     $     989     $   7,097
Net cash used in investing activities .....................       (34,928)      (40,890)      (75,818)
Net cash provided by financing activities .................        28,197        43,332        71,529

Effect of exchange rate changes on cash ...................            --          (398)         (398)
                                                                ---------     ---------     ---------

NET INCREASE IN CASH ......................................          (623)        3,033         2,410

CASH, beginning of year ...................................           507            --           507
                                                                ---------     ---------     ---------

CASH, end of year .........................................     $    (116)    $   3,033     $   2,917
                                                                =========     =========     =========

                                                                 For the Year Ended December 31, 2000
                                                                --------------------------------------
                                                                                 Non-
                                                                Guarantor     Guarantor       Total
                                                                ---------     ---------       -----
Net cash provided by operating activities .................     $  11,804     $    (180)    $  11,624
Net cash used in investing activities .....................       (29,329)        2,388       (26,941)
Net cash provided by financing activities .................        17,778        (1,559)       16,219

Effect of exchange rate changes on cash ...................            --          (289)         (289)
                                                                ---------     ---------     ---------

NET INCREASE IN CASH ......................................           253           360           613

CASH, beginning of year ...................................           184         2,733         2,917
                                                                ---------     ---------     ---------

CASH, end of year .........................................     $     437     $   3,093     $   3,530
                                                                =========     =========     =========

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

     In April and May of 2001, the company issued for cash unsecured senior subordinated convertible notes to certain managers and shareholders in the amount of $9,451,250 and will issues an additional $3,500,000 in August of 2001. The notes bear interest at 10% and are due in 2005. The interest may be paid or deferred to the due date at the option of the Company and are convertible to common stock at the demand of the note holder. Additionally, in August of 2001 the Company will issue for $3,000,000 cash an additional 30,000 shares of mandatorily-redeemable preferred stock.

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

                          HUDSON RESPIRATORY CARE INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                                             Balance at                                          Balance at
                                            Beginning of      Charges to                           End of
                                               Period          Expenses        Write-offs          Period
                                           --------------   --------------   ---------------   --------------
Description
-----------
For the Year Ended December 31, 2001:
Allowance for doubtful accounts
 receivable .............................  $       (3,500)  $       (2,826)  $         4,525   $       (1,801)
                                           ==============   ==============   ===============   ==============

     Arthur Andersen LLP ("Andersen") is the former auditor of the Company. As a result of recent events at Andersen, Andersen declined the Company's request to reissue their audit report dated July 30, 2001 for the fiscal years ended December 31, 2000 and 1999 for inclusion in the Company's 10-K filing for the fiscal year ended December 31, 2001. As such, pursuant to the guidance given in the Temporary Final Rule and Final Rule: Requirements for Arthur Andersen LLP Auditing Clients, Release Nos. 33-8070; 34-45590; 35-27503; 39-2395; IA-2018;
IC-25464; FR-62; File No. S7-03-02, the Company is filing this copy of the latest signed and dated accountant's report issued by Andersen for such periods.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  Hudson Respiratory Care Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of HUDSON RESPIRATORY CARE INC. (a California corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated July 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II -- Valuation and Qualifying Accounts listed in the index above is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of those financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
July 30, 2001

                          HUDSON RESPIRATORY CARE INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

                                                 Balance at                                      Balance at
                                                Beginning of      Charges to                       End of
                                                  Period           Expenses     Write-offs         Period
                                                  ------           --------     ----------         ------
For the Year Ended December 31, 2000:
Allowance for doubtful accounts
  receivable..............................      $     (973)       $   (3,106)    $     579       $   (3,500)
                                                ==========        ==========     =========       ==========

For the Year Ended December 31, 1999:
Allowance for doubtful accounts
 receivable...............................      $     (794)       $     (440)    $     261       $     (973)
                                                ==========        ==========     =========       ==========

                                                                    EXHIBIT 12.1

Ratio Support

Ratio Of Earnings To Fixed Charges

                                                                     Hudson RCI
                                                ----------------------------------------------------
                                                  1997       1998       1999       2000       2001
                                                --------   --------   --------   --------   --------
     Earnings:
         Pre-tax income (loss) ................ $ 11,443   $(61,676)  $    358   $ (5,994)  $(73,817)

         Fixed charges ........................
         Interest expense .....................    1,834     11,327     17,263     21,089     20,542
         Amortization of debt expense .........       62         --         --         --         --
         Interest factor of rent expense ......      374        497        677      1,038      1,537
                                                --------   --------   --------   --------   --------

         Total fixed charges ..................    2,270     11,824     17,940     22,127     22,079
                                                --------   --------   --------   --------   --------

         Total earnings (loss) before fixed
                   charges ....................   13,713    (49,852)    18,298     16,133    (51,738)
                                                --------   --------   --------   --------   --------

         Ratio of earnings (loss) to fixed
                   charges ....................      6.0         --        1.0         --         --
         Deficiency of earnings to cover
           fixed charges ......................       --    (61,676)        --     (5,994)   (73,817)

Ratio of Earnings to Fixed Charges and Preferred Dividends

                                                                        Hudson RCI
                                                  -------------------------------------------------------
                                                    1997        1998        1999       2000       2001
                                                  ---------  ---------   ----------  -------    ---------
Earnings:
    Pre-tax income (loss) ...................     $  11,443  $ (61,676)  $      358  $(5,994)   $ (73,817)

Fixed charges
    Interest expense ........................         1,834     11,327       17,263   21,089       20,542
    Amortization of debt expense ............            62         --           --       --           --
    Interest factor of rent expense .........           374        497          677    1,028        1,537
    Preferred stock dividend
       expense ..............................            --      4,187        6,518    7,733        8,213
                                                  ---------  ---------   ----------  -------    ---------

    Total fixed charges .....................         2,270     16,011       24,458   29,850       30,292
                                                  ---------  ---------   ----------  -------    ---------

    Total earnings (loss) before
        fixed charges .......................        13,713    (45,665)      24,816   23,856      (43,525)
                                                  ---------  ----------  ----------  -------    ---------

    Ratio of earnings (loss) to
        fixed charges .......................           6.0         --          1.0       --           --
    Deficiency of earnings to
        cover fixed charges .................            --    (61,676)          --   (5,994)     (73,817)

Computation of Interest Factor of Rental

                                                                        Hudson RCI
                                                  -------------------------------------------------------
                                                    1997        1998       1999        2000       2001
                                                  ---------  ---------   ----------  -------    ---------
Operating rental expense                          $   1,132  $   1,506   $    2,052  $ 3,115    $   4,657

Interest factor                                          33%        33%          33%      33%          33%
                                                  ---------  ---------   ----------  -------    ---------

Total                                             $     374  $     497   $      677  $ 1,028    $   1,537
                                                  =========  =========   ==========  =======    =========

Computation of Preferred Stock Expense

                                                              Hudson RCI
                                       -------------------------------------------------------
                                          1997        1998       1999       2000        2001
                                       ---------   ---------  ----------  --------   ---------
Preferred stock dividend expense       $      --   $  2,512   $    3,911  $  4,640   $   4,928

Tax effect (1.0-.40)                          60%        60%          60%       60%         60%
                                       ---------   --------   ----------  --------   ---------

Total                                  $      --   $  4,187   $    6,518  $  7,733   $   8,213
                                       =========   ========   ==========  ========   =========