Form 10-Q
period 2002-06-30
HUDSON RESPIRATORY CARE INC
filed 2002-08-14
CIK 1061893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to

Commission file number: 333-56097

HUDSON RESPIRATORY CARE INC.
(Exact name of registrant as specified in its charter)

California	95-1867330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27711 Diaz Road, P.O. Box 9020 Temecula, California	92589
(Address of principal executive offices)	(Zip Code)

(909) 676-5611
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,654,293 on August 14, 2002.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2002

i

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(amounts in thousands)

	June 30, 2002	December 31, 2001
CURRENT ASSETS:
Cash	$3,378	$7,085
Accounts receivable, less allowance for doubtful accounts of $1,167 and $1,801 at June 30, 2002 and December 31, 2001, respectively	20,595	19,287
Inventories, net	23,915	25,218
Other current assets	2,069	1,483

Total current assets	49,957	53,073
PROPERTY, PLANT AND EQUIPMENT, net	45,637	46,268
OTHER ASSETS:
Goodwill	32,877	28,498
Deferred financing and other costs, net	8,625	8,316
Other assets	839	900

Total other assets	42,341	37,714

Total assets	$137,935	$137,055

See notes to unaudited condensed consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT
(amounts in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
CURRENT LIABILITIES:
Notes payable to bank	$22,927	$20,680
Accounts payable	9,683	15,251
Accrued liabilities	18,753	17,302

Total current liabilities	51,363	53,233
NOTE PAYABLE TO AFFILIATE	37,217	17,217
NOTES PAYABLE TO BANK, net of current portion	53,000	73,250
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
OTHER NON-CURRENT LIABILITIES	1,480	1,187

Total liabilities	258,060	259,887
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,800 shares authorized; 470 and 445 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively; liquidation preference—$47,031 and $44,474 respectively	46,613	43,847
Accrued preferred stock dividend, payable in kind	1,127	1,142

	47,740	44,989
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 6 shares authorized; 3 shares outstanding at June 30, 2002 and December 31, 2001	3,325	3,137
Common stock, $0.01 par value; 15,000 shares authorized; 10,654 issued and outstanding at June 30, 2002 and December 31, 2001	98,258	98,258
Additional paid in capital	750	—
Cumulative translation adjustment	1,493	(698)
Accumulated deficit	(271,691)	(268,518)

Total stockholders’ deficit	(167,865)	(167,821)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$137,935	$137,055

See notes to unaudited condensed consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
NET SALES	$41,477	$40,801	$84,462	$78,606
COST OF SALES	23,564	24,961	48,489	52,991

Gross Profit	17,913	15,840	35,973	25,615
OPERATING EXPENSES:
Selling, distribution, general & administrative	11,601	13,261	23,423	25,782
Amortization of goodwill	—	1,279	—	3,245
Research and development	815	436	1,412	901

	12,416	14,976	24,835	29,928

Income (loss) from operations	5,497	864	11,138	(4,313)
INTEREST EXPENSE AND OTHER, net	5,183	6,343	10,046	13,842

Net income (loss) before provision for income taxes	314	(5,479)	1,092	(18,155)
PROVISION FOR INCOME TAXES	902	340	1,326	527

Net loss	$(588)	$(5,819)	$(234)	$(18,682)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	1,778	3,831	2,191	4,560

Comprehensive income (loss)	$1,190	$(1,988)	$1,957	$(14,122)

See notes to unaudited condensed consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amount in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234)	$(18,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	4,646	5,979
Amortization of deferred financing costs	888	505
Provision for bad debts	54	—
Loss on disposal of equipment	46	—
Change in operating assets and liabilities:
Accounts receivable	(568)	(411)
Inventories	2,094	10,120
Other current assets	375	(71)
Other assets	83	(2,323)
Accounts payable	(6,140)	(8,553)
Accrued liabilities	23	(573)
Other non-current liabilities	96	981

Net cash provided by (used in) operating activities	1,363	(13,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,904)	(2,464)
Proceeds from sales of property, plant and equipment	11	4,464

Net cash (used in) provided by investing activities	(3,893)	2,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(20,258)	(3,500)
Proceeds from bank borrowings	—	6,227
Repayment of notes payable to affiliates	—	(6,000)
Proceeds from notes payable to affiliates	20,000	9,451
Sale of common stock, net of issuance costs	—	803
Additions of deferred financing costs	(447)	215

Net cash (used in) provided by financing activities	(705)	7,196
Effect of exchange rate changes on cash	(472)	4,560

NET (DECREASE) INCREASE IN CASH	(3,707)	728
CASH, beginning of period	7,085	3,530

CASH, end of period	$3,378	$4,258

See notes to unaudited condensed consolidated financial statements

	Six Months Ended
	June 30, 2002	June 30, 2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,747	$7,693

Income taxes (primarily foreign)	$1,856	$—

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$2,734	$2,361

Issuance of warrants	$750	$—

See notes to unaudited condensed consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

1.  Financial Statements.    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002, the results of operations for the three month and six month periods ended June 30, 2002 and June 30, 2001 and statements of cash flows for the six month periods ended June 30, 2002 and June 30, 2001 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2001 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and six-month period ended June 30, 2002 are not necessarily indicative of the results to be achieved for a full year.

Management Plans to Improve Financial Condition and Results of Operations

Management believes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing as may be required and, ultimately to attain profitable operations. As further discussed in Note 5, on May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Company’s majority shareholder.

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

Significant Accounting Estimates

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

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill would have been (in thousands) $4,540 and $15,437 compared to $5,819 and $18,682, respectively. The change in goodwill for the six months ended June 30, 2002 is the result of changes in foreign currency exchange rates. The Company operates in two reporting units; North American operations (also the guarantor) and international operations (also the non-guarantor). These two reporting units are identical to the operating segments described in Note 3.

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

Effective January 1, 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

2.  Inventories.    Inventories consisted of the following (amounts in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$4,884	$7,377
Work-in-process	5,358	5,392
Finished goods	15,701	14,481

	25,943	27,250
Provision for obsolescence	(2,028)	(2,032)

	$23,915	$25,218

3.  Segment Data and Subsidiaries Guaranteeing Debt.    The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The company has two operating segments: United States, or guarantor, and international or non-guarantor. The non-guarantor subsidiaries consist principally of Hudson RCI AB and subsidiaries (whose operations are principally international). Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operating segments are the same as its reporting segments.

The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor, including the Company, and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2002
	Guarantor	Non-Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$1,020	$2,358	$—	$3,378
Accounts receivable	14,664	5,931	—	20,595
Receivables from non-guarantor	1,320	—	(1,320)	—
Inventories	19,032	5,599	(716)	23,915
Other current assets	1,124	945	—	2,069

Total current assets	37,160	14,833	(2,036)	49,957
PROPERTY, PLANT AND EQUIPMENT, NET	44,400	1,237	—	45,637

OTHER ASSETS:
Goodwill	—	32,877	—	32,877
Deferred financing and other costs, net	8,625	—	—	8,625
Investment in non-guarantor subsidiaries at cost	28,636	4,000	(32,636)	—
Other	839	—	—	839

Total other assets	38,100	36,877	(32,636)	42,341

	$119,660	$52,947	$(34,672)	$137,935

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$6,750	$16,177	$—	$22,927
Accounts payable	8,655	1,028	—	9,683
Payables to guarantor	—	1,320	(1,320)	—
Accrued liabilities	14,552	4,201	—	18,753

Total current liabilities	29,957	22,726	(1,320)	51,363
OTHER LIABILITIES:
Note payable to affiliate	26,951	10,266	—	37,217
Notes payable to bank, net of current portion	53,000	—	—	53,000
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	167	1,313	—	1,480

Total liabilities	225,075	34,305	(1,320)	258,060
Mandatorily-redeemable preferred stock	47,740	—	—	47,740

COMMON STOCK	98,258	28,636	(28,636)	98,258
STOCKHOLDERS’ EQUITY (DEFICIT)	(251,413)	(9,994)	(4,716)	(266,123)

	$119,660	$52,947	$(34,672)	$137,935

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001
	Guarantor	Non-Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$4,713	$2,372	$—	$7,085
Accounts receivable	13,989	5,298	—	19,287
Receivables from non-guarantor	6,515	—	(6,515)	—
Inventories	20,377	7,030	(2,189)	25,218
Other current assets	2,976	13,553	(15,046)	1,483

Total current assets	48,570	28,253	(23,750)	53,073
PROPERTY, PLANT AND EQUIPMENT, NET	45,125	1,143	—	46,268
OTHER ASSETS:
Goodwill	—	28,498	—	28,498
Deferred financing and other costs, net	8,316	—	—	8,316
Investment in non-guarantor subsidiaries	28,623	—	(28,623)	—
Other	676	224	—	900

Total other assets	37,615	28,722	(28,623)	37,714

	$131,310	$58,118	$(52,373)	$137,055

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$3,750	$16,930	$—	$20,680
Accounts payable	14,069	1,182	—	15,251
Payables to guarantor	—	6,515	(6,515)	—
Accrued liabilities	14,366	15,356	(12,420)	17,302

Total current liabilities	32,185	39,983	(18,935)	53,233
OTHER LIABILITIES:
Note payable to affiliate	14,951	2,266	—	17,217
Notes payable to bank, net of current portion	73,250	—	—	73,250
Senior subordinated notes payable	115,000	—	—	115,000
Other non-current liabilities	146	1,041	—	1,187

Total liabilities	235,532	43,290	(18,935)	259,887
Mandatorily-redeemable preferred stock	44,989	—	—	44,989

STOCKHOLDERS’ EQUITY (DEFICIT)	(149,211)	14,828	(33,438)	(167,821)

	$131,310	$58,118	$(52,373)	$137,055

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2002
	Guarantor	Non-Guarantor	Eliminations	Total
NET SALES	$36,085	$9,034	$(3,642)	$41,477
COST OF SALES	23,461	4,231	(4,128)	23,564

Gross Profit	12,624	4,803	486	17,913
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,063	2,538	—	11,601
Amortization of goodwill	—	—	—	—
Research and development	530	285	—	815

	9,593	2,823	—	12,416

Income from operations	3,031	1,980	486	5,497
INTEREST EXPENSE AND OTHER, net:	4,820	380	(17)	5,183

Net (loss) income before provision for income taxes	(1,789)	1,600	503	314
PROVISION FOR INCOME TAXES	—	902	—	902

Net (loss) income	$(1,789)	$698	$503	$(588)

	Three Months Ended June 30, 2001
	Guarantor	Non-Guarantor	Eliminations	Total
NET SALES	$37,026	$7,033	$(3,258)	$40,801
COST OF SALES	24,724	3,734	(3,497)	24,961

Gross Profit	12,302	3,299	239	15,840
OPERATING EXPENSES:
Selling, distribution, general and administrative	11,531	1,730	—	13,261
Amortization of goodwill	385	894	—	1,279
Research and development	179	257	—	436

	12,095	2,881	—	14,976

Income from operations	207	418	239	864
INTEREST EXPENSE AND OTHER, net:	4,949	425	969	6,343

Net loss before provision for income taxes	(4,742)	(7)	(730)	(5,479)
PROVISION FOR INCOME TAXES	—	340	—	340

Net Loss	$(4,742)	$(347)	$(730)	$(5,819)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2002
	Guarantor	Non-Guarantor	Eliminations	Total
NET SALES	$73,948	$17,588	$(7,074)	$84,462
COST OF SALES	47,172	8,953	(7,636)	48,489

Gross Profit	26,776	8,635	562	35,973
OPERATING EXPENSES:
Selling, distribution, general and administrative	18,565	4,858	—	23,423
Amortization of goodwill	—	—	—	—
Research and development	865	547	—	1,412

	19,430	5,405	—	24,835

Income from operations	7,346	3,230	562	11,138
INTEREST EXPENSE AND OTHER, net:	9,354	692	—	10,046

Net (loss) income before provision for income taxes	(2,008)	2,538	562	1,092
PROVISION FOR INCOME TAXES	—	1,326	—	1,326

Net (loss) income	$(2,008)	$1,212	$562	$(234)

	Six Months Ended June 30, 2001
	Guarantor	Non-Guarantor	Eliminations	Total
NET SALES	$72,219	$13,008	$(6,621)	$78,606
COST OF SALES	52,124	6,935	(6,068)	52,991

Gross Profit	20,095	6,073	(553)	25,615
OPERATING EXPENSES:
Selling, distribution, general and administrative	22,619	3,163	—	25,782
Amortization of goodwill	770	2,475	—	3,245
Research and development	394	507	—	901

	23,783	6,145	—	29,928

Loss from operations	(3,688)	(72)	(553)	(4,313)
INTEREST EXPENSE AND OTHER, net	9,585	2,175	2,082	13,842

Net loss before provision for income taxes	(13,273)	(2,247)	(2,635)	(18,155)
PROVISION FOR INCOME TAXES	—	527	—	527

Net loss	$(13,273)	$(2,774)	$(2,635)	$(18,682)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2002
	Guarantor	Non-Guarantor	Total
Net cash provided by (used in) operating activities	$5,559	$(4,196)	$1,363
Net cash used in investing activities	(3,620)	(273)	(3,893)
Net cash (used in) provided by financing activities	(5,697)	4,992	(705)
Effect of exchange rate changes on cash	65	(537)	(472)

NET DECREASE IN CASH	(3,693)	(14)	(3,707)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$1,020	$2,358	$3,378

	Six Months Ended June 30, 2001
	Guarantor	Non-Guarantor	Total
Net cash used in operating activities	$(4,535)	$(8,493)	$(13,028)
Net cash (used in) provided by investing activities	(1,977)	3,977	2,000
Net cash provided by financing activities	3,735	3,461	7,196
Effect of exchange rate changes on cash	—	4,560	4,560

NET (DECREASE) INCREASE IN CASH	(2,777)	3,505	728
CASH, beginning of period	437	3,093	3,530

CASH, end of period	$(2,340)	$6,598	$4,258

The Company’s percentage of sales by geographic region for the three and six month period ended June 30, 2002 and June 30, 2001 is as follows:

	Three Months Ended
	June 30, 2002	June 30, 2001
Domestic	74.5%	74.6%
Europe	15.2	13.9
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	6.0	8.0
Canada	1.6	1.4
Other international	2.7	2.1

	100.0%	100.0%

	Six Months Ended
	June 30, 2002	June 30, 2001
Domestic	75.4%	77.0%
Europe	15.0	13.2
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	5.7	6.5
Canada	1.6	1.5
Other international	2.3	1.8

	100.0%	100.0%

4.  Commitments and Contingencies.    The Company is not a party to any material lawsuits or other proceedings, such as suits relating to product liability and patent infringement. While the results of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

5.  Credit Facility.    On May 14, 2002, the Company reached an agreement with its senior lenders to amend the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants. As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility.

6.  Additional Paid In Capital.    In conjunction with the debt restructuring the Company issued to Holding’s majority stockholder warrants to purchase 20 million shares of common stock. The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009. The warrants were valued at $750,000, based on the Black-Sholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years. The warrant value was deferred and is being amortized to interest expense over the term of the debt.

7.  Hudson RCI AB Bank Facility.    As of June 30, 2002 the Company’s wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the “Liquidity and Capital Resources” section of Item 2). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Hudson Respiratory Care Inc.’s (the “Company” or “Hudson RCI”) consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company’s Securities and Exchange Commission filings.

General

The Company’s results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company’s distributors, group purchasing organizations (“GPOs”) and other purchasers of the Company’s products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company’s pricing of its products and the prices offered by the Company’s competitors, rate of overhead absorption due to variability in production levels and variability in the number of shipping days in a given quarter.

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

On May 14, 2002, the Company reached an agreement with its senior lenders to amend and restate the Credit Facility to bring the Company into compliance with all terms and provisions of this agreement. As part of this amendment, the Company issued $20 million in new senior term notes with warrants to the Holding’s majority stockholder, $12.0 million of which was exchanged for bank term loans previously acquired. These notes bear interest at 12% annually with interest and principal due upon maturity on December 31, 2004. Proceeds from the senior notes were used to pay interest due under the Subordinated Notes, fund expenses associated with the amendment and provide funds for ongoing working capital purposes. Under the terms of the amendment to the Credit Facility, the lenders and the Company agreed to (i) waive all existing events of default; (ii) extend the final maturity of the Credit Facility to June 30, 2004; (iii) amend existing amortization to $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004; and (iv) amend future financial covenants to include only a limitation on capital expenditures and a minimum EBITDA test. As a result of the amendment, the Company is currently in compliance with the terms and provisions of the Credit Facility.

As of June 30, 2002, the Company’s wholly-owned Swedish subsidiary, Hudson RCI AB, was not in compliance with certain financial covenants of the Hudson RCI AB bank facility. The Company and Hudson RCI AB are currently in discussions with the lender and expect to receive a waiver curing all defaults (see the “Liquidity and Capital Resources” section of this Item). Due to the uncertainty of receiving this waiver from the lenders, the Company has classified the entire Hudson RCI AB bank facility as a current liability on the consolidated balance sheet. The Credit Facility and Senior Subordinated notes are not cross-defaulted to the Hudson RCI AB bank facility.

Results of Operations

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(amounts in thousands)
Net sales	$41,477	$40,801	$84,462	$78,606
Cost of sales	23,564	24,961	48,489	52,991

Gross profit	17,913	15,840	35,973	25,615

Selling expenses	5,377	5,760	10,398	10,571
Distribution expenses	2,096	2,221	4,408	4,998
General and administrative expenses	4,128	5,280	8,617	10,213
Amortization of goodwill	—	1,279	—	3,245
Research and development expenses	815	436	1,412	901

Total operating expenses	12,416	14,976	24,835	29,928

Operating income	$5,497	$864	$11,138	$(4,313)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	61.2	57.4	67.4

Gross profit	43.2	38.8	42.6	32.6

Selling expenses	13.0	14.1	12.3	13.4
Distribution expenses	5.1	5.4	5.2	6.4
General and administrative expenses	9.9	12.9	10.2	13.0
Amortization of goodwill	—	3.1	—	4.1
Research and development expenses	2.0	1.1	1.7	1.1

Total operating expenses	30.0	36.7	29.4	38.1

Operating income	13.2%	2.1%	13.2%	(5.5)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales, reported net of accrued rebates, were $41.5 million in the second quarter of 2002 as compared to $40.8 million in the second quarter of 2001, representing an increase of $0.7 million or 1.7%. This is primarily the result of increased domestic hospital sales of $0.8 million or 3.5%, principally due to variability in distributor buying patterns. Sales in Europe and other International increased by $0.9 million as customers benefited from favorable currency movement that made the price of the Company’s products relatively less expensive than for the second quarter of 2001. Sales in the Pacific Rim declined by $0.8 million in the second quarter of 2002, the result of initial stocking of SHERIDAN® product in the second quarter of 2001. The gains were partially offset by sales declines of $0.2 million elsewhere.

The Company’s gross profit for the second quarter of 2002 was $17.9 million, an increase of $2.1 million or 13.1% from the second quarter of 2001. As a percentage of sales, the gross profit was 43.2% and 38.8% for the second quarter of 2002 and 2001, respectively. This increase was primarily due to (i), 2001 sales of inventory originally recorded at a higher net realizable value rather than internal manufacturing costs as a result of the SHERIDAN® acquisition, (ii), an improvement in shipping costs in 2002, the result of the Company streamlining and enhancing the new management information system implemented in 2000 (implementation problems with the new system adversely affected shipping costs in 2001 due to difficulties the Company was experiencing in its installation and the implementation of programs in 2001 and 2002 designed to reduce freight costs) (iii), underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and by (iv), an unfavorable mix variance in 2001 caused by higher sales of products at lower gross margins.

Selling expenses were $5.4 million for the second quarter of 2002, as compared to $5.8 million in the second quarter of 2001. The decrease of $0.4 million or 6.7% was primarily the result of temporary personnel vacancies in the Company’s European operations. As a percentage of net sales, selling expenses were 13.0% in the first quarter of 2002 as compared to 14.1% in the second quarter of 2001.

Distribution expenses were $2.1 million for the second quarter of 2002, relatively unchanged from the second quarter of 2001.

General and administrative expenses were $4.1 million in the second quarter of 2002, a decrease of $1.2 million or 21.8% from the second quarter of 2001. This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees. As a percentage of net sales, general and administrative expenses were 9.9% in the second quarter of 2002 as compared to 12.9% in the second quarter of 2001.

Research and development expenses were $0.8 million for the second quarter of 2002 as compared to $0.4 million for the second quarter of 2001. This increase of $0.4 million or 86.9% is the result of increased spending on product development in 2002 through the use of outside consultants.

Amortization of goodwill was $0.0 million in the second quarter of 2002, as compared to $1.3 million in the second quarter of 2001. This is the result of the Company’s adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

Interest expense and other was $5.2 million for the second quarter of 2002, as compared to $6.3 million in the second quarter of 2001. The decrease was primarily due to lower interest rates.

The Company’s tax expense relates primarily to foreign taxes earned on its international operations. For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax asset. The Company continues to evaluate the need for the valuation allowance and will reverse it when it is more likely than not that the deferred tax asset will be realized.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales, reported net of accrued rebates, were $84.5 million in the first six months of 2002 as compared to $78.6 million in the first six months of 2001, representing an increase of $5.9 million or 7.4%. Domestic hospital sales increased by $3.4 million or 7.4% due principally to customers increased purchases at the end of 2000 in anticipation of a strong influenza season in the first quarter of 2001 that did not materialize, negatively impacting sales in the first quarter of 2001. These customers did not exhibit those purchasing patterns at the end of 2001. International sales increased by $2.7 million or 14.9%, primarily driven by continued growth in Europe, which benefited from favorable currency movement that made the price of the Company’s products relatively less expensive than for the first six months of 2001. These gains were partially offset by a decline in sales to the Pacific Rim, the result of initial stocking of SHERIDAN® product in the second quarter of 2001.

The Company’s gross profit for the first six months of 2002 was $36.0 million, an increase of $10.4 million or 40.4% from the first six months of 2001. As a percentage of sales, the gross profit was 42.6% and 32.6% for the first six months of 2002 and 2001, respectively. This increase was primarily due to (i) 2001 sales of inventory originally recorded at a higher net realizable value rather than internal manufacturing costs as a result of the SHERIDAN® acquisition, (ii), an improvement in shipping costs in the first quarter of 2002, the result of the Company streamlining and enhancing the new management information system implemented in 2000 (implementation problems with the new system adversely affected shipping costs in 2001 due to difficulties the Company was experiencing in its installation and the implementation of programs in 2001 designed to reduce freight costs) (iii), underabsorption in 2001 of manufacturing overhead as a result of an aggressive plan to reduce inventories by slowing production and (iv) an unfavorable mix variance caused by higher sales of products at lower gross margins.

Selling expenses were $10.4 million for the first six months of 2002, a $0.2 million or 1.6% decrease from the first six months of 2001. This decrease was primarily due to temporary personnel vacancies in the Company’s European operations. As a percentage of net sales, selling expenses were 12.3% in the first six months of 2002 as compared to 13.4% in the first six months of 2001.

Distribution expenses were $4.4 million for the first six months of 2002, a decrease of $0.6 million or 11.8% from the first six months of 2001. This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including closure of the Company’s Atlanta distribution center in August 2001. The majority of the benefit from these special programs (excluding closure of the Atlanta facility) was realized in the second quarter of 2001. As a percentage of sales, distribution expenses decreased to 5.2% in the first six months of 2002 as compared to 6.4% in the first six months of 2001.

General and administrative expenses were $8.6 million in the first six months of 2002, a decrease of $1.6 million or 15.6% from the first six months of 2001. This decrease was primarily the result of decreased temporary staffing levels and the elimination of certain consulting fees. As a percentage of net sales, general and administrative expenses were 10.2% in the first six months of 2002 as compared to 13.0% in the first six months of 2001.

Research and development expenses were $1.4 million for the first six months of 2002, an increase of $0.5 million or 56.7% for the fist six months of 2001. The increase is primarily the result of increased spending on product development in 2002 through the use of outside consultants.

Amortization of goodwill was $0.0 million in the first six months of 2002, as compared to $3.2 million in the first six months of 2001. This is the result of the Company’s adoption of SFAS 142, under which the Company ceased amortizing goodwill effective January 1, 2002.

Interest expense and other was $10.0 million for the first six months of 2002, as compared to $13.8 million in the first six months of 2001. The decrease was primarily due to lower interest rates.

The Company’s tax expense relates primarily to foreign taxes earned on its international operations. For U.S. and state tax purposes, the Company has significant net operating loss carryforwards for which a valuation allowance has been established against the deferred tax asset. The Company continues to evaluate the need for the valuation allowance and will reverse it when it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations, borrowings under its working capital bank facility and historically, investments from shareholders. Cash provided by (used in) operations totaled $1.4 million and $(13.0) million for the first six months of 2002 and 2001, respectively. The increase for the first six months of 2002 as compared to the first six months of 2001 is primarily attributable to increased operating income and a decrease in working capital. The Company had an operating working capital deficit of $1.4 million and $0.2 million as of the end of June 30, 2002 and December 31, 2001, respectively. Inventories were $23.9 million and $25.2 million as of the end of June 30, 2002 and December 31, 2001, respectively. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same-day or next-day filling of most orders. Such inventories are higher than those that would be required for delayed filling of orders, thus adversely impacting liquidity. Over time, the Company expects its level of inventories to increase, as the Company’s sales in the international markets increase. Accounts receivable, net of allowances, were $20.6 million and $19.3 million at June 30, 2002 and December 31, 2001, respectively. The Company typically offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company’s alternate site and international sales have increased, the amount and aging of its accounts receivable have increased. The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company’s overall sales.

During the six months ended June 30, 2002, net cash used in investing activities was $3.9 million, reflecting primarily purchases of manufacturing equipment, new heater production and costs incurred to move the Company’s Argyle operation to Tecate, Mexico. This move is anticipated to cost approximately $4.6 million and will be completed in 2003. Through June 30, 2002, expenditures related to the move have totaled $2.3 million ($1.4 million in 2002). During the six months ended June 30, 2001, favorable currency translation gains attributable to foreign operations exceeded purchases of manufacturing equipment resulting in net cash provided by investing activities of $2.0 million. The Company currently estimates that capital expenditures will be approximately $8.0 million in each of 2002 and 2003, consisting primarily of additional and replacement manufacturing equipment, new heater production and costs related to the start-up of the Tecate facility.

During the six months ended June 30, 2002 and June 30, 2001, net cash (used in) provided by financing was $(0.7) million and $7.2 million, respectively, reflecting repayment on the Company’s borrowings in the first six months of 2002 and borrowings made through Hudson RCI AB, the Company’s Swedish subsidiary in the first six months of 2001.

As of June 30, 2002, after giving effect to the amendment and restatement of the Credit Facility and related transactions consummated in May 2002 (the “Restructuring”), the Company had outstanding $228.2 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $59.8 million under the Company’s Credit Facility, $37.2 million in notes payable to affiliates and $16.2 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company’s Swedish Subsidiary. For additional information regarding the Restructuring, reference is made to Item 2 of the Company’s Quarterly report on Form 10-Q, for the Quarter Ended March 31, 2002.

The Credit Facility currently consists of a $40.0 million Term Loan Facility (of which $8.8 million is currently outstanding) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions (“Acquisition Facility”) and up to $15.0 million (the “Working Capital Portion”) may be used for general corporate purposes (other than acquisitions). The Revolving Loan Facility has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility mature on June 30, 2003 and June 30, 2004, respectively and require quarterly principal installments totaling $3.8 million in 2002, $9.3 million in 2003 and $37.0 million in 2004. The Revolving Loan Facility matures on June 30, 2004. As of June 30, 2002, total usage of the Working Capital Portion was $12.0 million (including letters of credit) and $3.0 million was available for borrowings.

As of June 30, 2002, the Company had $37.2 million outstanding pursuant to unsecured promissory notes payable to affiliates of the Company, (including Freeman Spogli, Holding’s majority stockholder). Of these notes, $20.0 million bear interest at 12.0% per annum and are due December 2004, $14.9 million bear interest at 10.0% per annum and are due March 2005 and $2.3 million bear interest at 9.0% per annum and are due August 2006. Interest may be paid or deferred to the due date at the option of the Company. Of the December 2004 notes, $12.0 million rank pari passu with the Credit Facility and senior to the Senior Subordinated Notes and $8.0 million are senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes. The March 2005 notes are convertible into the Company’s common stock at the option of the holder and are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes. The August 2006 notes rank senior, on a structural basis, to both the Credit Facility and the Senior Subordinated Notes. All of the notes held by affiliates have been pledged for the benefit of the lenders under the Credit Facility.

As of June 30, 2002, Hudson RCI AB, the Company’s Swedish subsidiary, was not in compliance with certain financial covenants in its bank facility (the “Hudson RCI AB Facility”). The Company and Hudson RCI AB are currently in negotiations with the lender concerning an amendment curing these defaults and expects to receive from the lender a waiver curing all past covenant violations, but no assurance can be given that such an agreement will be reached. Accordingly, the entire outstanding balance of the Hudson RCI AB Facility is classified as current on the consolidated balance sheet. The Company’s Credit Facility and the Senior Subordinated Notes are not cross-defaulted to the Hudson RCI AB facility. If a waiver of such default is not obtained, the lender may pursue its remedies under the facility, including, among other things, immediate acceleration of all borrowings of the facility. In addition, the default entitles the lender to take control of all the common stock of Hudson RCI AB and its European parent companies.

The Company has issued to Holding 470,310 shares (including shares issued as payment in kind dividends) of its 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 with an aggregate liquidation preference of $47.0 million, which has terms and provisions materially similar to those of the 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding. At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash. The Credit Facility currently prohibits the Company from paying cash dividends on this Preferred Stock.

In August 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) to Holding, for total cash consideration to the Company of $3.0 million. Each share of the Junior Preferred Stock may be redeemed, from time to time, in whole or in part, at the option of the Company at a redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

At June 30, 2002, the Company was in compliance with all provisions of its debt securities and preferred stock, with the exception of the Hudson RCI AB Credit Facility noted above.

For additional information regarding the Company’s debt securities and preferred stock, reference is made to Item 7 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001 and Item 2 of the Company’s Quarterly Report on Form 10-Q, Item 2, for the quarter ended March 31, 2002.

The Company believes that cash generated from anticipated improved operating performance, together with the net available proceeds from the Refinancing and available borrowing capacity under the Revolving Credit Facility, will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months. If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this new standard did not have a material impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. Any acquisitions made by the Company after June 2001 will be recorded in accordance with SFAS 141.

Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” This pronouncement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill is no longer amortized and is assessed at least annually for impairment using a fair value methodology. The Company stopped amortizing goodwill, effective January 1, 2002, and as a result, no charges for goodwill amortization are included in the 2002 financial statements. The Company completed its transitional impairment test of goodwill as of January 1, 2002 in the second quarter of 2002, which indicates no impairment of existing goodwill. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill would have been (in thousands) $4,540 and $15,437 compared to $5,819 and $18,682, respectively. The change in goodwill for the six months ended June 30, 2002 is the result of changes in foreign currency exchange rates.

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs gain or loss upon settlement. SFAS 143 is effective January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

Effective January 1, 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the Company’s market risk exposure from that reported in the Company’s 10-K for the fiscal year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

The Company issued debt securities to Holding’s majority stockholder in exchange for other debt securities and for cash, which may be deemed to be securities within the meaning of the Securities Act. As additional consideration, the Company issued a warrant to purchase 20,000,000 shares of its common stock. The Company relied on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in issuing the securities as the purchaser was a sophisticated and the majority stockholder of Holding.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	(1)
Amended and restated Credit Agreement dated as of May 14, 2002 among Hudson RCI, Holding, the Lenders party thereto, and Deutsche bank Trust Americas (“Deutsche Bank”), as administrative agent and collateral agent

10.2	(1)	Form of Amended and Restated Security Agreement dated as of May 14, 2002 between Hudson RCI and Deutsche Bank.

10.13	(1)	Form of Nonrecourse Pledge Agreement dated as of May 14, 2002 among the Pledgor and Deutsche Bank, as collateral agent for the Lenders.

10.15	(1)	Tecate Facility Sub-Lease

10.16	(1)	Form of Supplement No. 1 dated as of May 14, 2002, to the Pledge Agreement.

10.17	(1)
Form of Master Assignment and Exchange Agreement dated as of May 14, 2002 by and among Holding, Hudson RCI, the financial institutions listed on the signature pages thereof, Deutsche Bank, as administrative agent for the Lenders and FSEP IV.

10.18	(1)	Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.

10.19	(1)	Form of Stock Option Plan

10.20	(1)	Form of Stock Option Agreement

10.21	(1)	Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.

10.22		First Amendment to Pledge Agreement among Hudson RCI, Holding, each subsidiary pledgor of Hudson RCI and Collateral Agent, dated as of February 25, 2002.

10.23		Subsidiary Guaranty by and among Guarantors of Hudson RCI and Collateral Agent, dated as of May 14, 2002.

10.24		Supplement No. 1 to Subsidiary Guaranty for Industrias Hudson, S.A. de C.V.

10.25		Supplement No. 2 to Subsidiary Guranty for Hudson Respiratory Care Tecate S. De R.L. de C.V.

10.26		Form of Stock Purchase Warrant, dated May 15, 2002, issued by Hudson RCI to FSEP IV.

(b)    Reports on Form 8-K

None.

(1)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the fiscal year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RESPIRATORY CARE INC., a California corporation

August 14, 2002	By:	/s/ PATRICK G. YOUNT
Patrick G. Yount Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Each of the undersigned hereby certifies in his capacity as an officer of the Company that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

HUDSON RESPIRATORY CARE INC., a California corporation

August 14, 2002	By:	/s/ PATRICK G. YOUNT
Patrick G. Yount Chief Financial Officer

/s/ CHARLES A. FRENCH
Charles A. French President and Chief Executive Officer