Form 10-Q
period 2003-03-31
HUDSON RESPIRATORY CARE INC
filed 2003-05-13
CIK 1061893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,654,293 on May 13, 2003.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2003

i

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	March 31, 2003	December 31, 2002

CURRENT ASSETS:
Cash	$5,267	$6,425
Accounts receivable, less allowance for doubtful accounts of $1,495 and $1,331 at March 31, 2003 and December 31, 2002, respectively	23,938	24,214
Inventories, net	21,367	22,624
Other current assets	2,537	1,717

Total current assets	53,109	54,980
PROPERTY, PLANT AND EQUIPMENT, net	39,225	39,868
OTHER ASSETS:
Goodwill	35,421	34,137
Deferred financing and other costs, net	7,424	7,888
Other assets	1,085	1,064

Total other assets	43,930	43,089

Total assets	$136,264	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES, MANDATORILY-REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

CURRENT LIABILITIES:
Notes payable to bank	$14,703	$13,783
Accounts payable	9,821	10,379
Accrued liabilities	25,614	22,392

Total current liabilities	50,138	46,554
NOTES PAYABLE TO BANK, net of current portion	49,243	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000
NOTE PAYABLE TO AFFILIATE	39,317	39,317
OTHER NON-CURRENT LIABILITIES	2,023	1,961

Total liabilities	255,721	258,624
COMMITMENTS AND CONTINGENCIES (Note 4)
MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 1,800 shares authorized; 497 shares issued and outstanding at March 31, 2003 and December 31, 2002; liquidation preference -- $49,735	49,207	49,189
Accrued preferred stock dividend, payable in kind	2,621	1,192

	51,828	50,381
STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at March 31, 2003 and December 31, 2002	3,627	3,524
Common stock, $0.01 par value; 15,000 shares authorized; 10,654 issued and outstanding at March 31, 2003 and December 31, 2002	98,258	98,258
Additional paid in capital	881	881
Cumulative translation adjustment	2,997	2,276
Accumulated deficit	(277,048)	(276,007)

Total stockholders’ deficit	(171,285)	(171,068)

Total liabilities, mandatorily-redeemable preferred stock and stockholders’ deficit	$136,264	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

NET SALES	$45,879	$43,292
COST OF SALES	26,030	25,232

Gross Profit	19,849	18,060
OPERATING EXPENSES:
Selling, distribution, general & administrative	12,757	11,822
Research and development	640	597

	13,397	12,419

Income from operations	6,452	5,641
INTEREST EXPENSE AND OTHER	5,261	4,863

Net income before provision for income taxes	1,191	778
PROVISION FOR INCOME TAXES	681	424

Net Income	$510	$354
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	721	413

Comprehensive income	$1,231	$767

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$510	$354
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	2,405	2,389
Amortization of deferred financing costs	464	436
Provision for bad debts	197	150
(Gain) loss on disposal of equipment	(6)	632
Change in operating assets and liabilities:
Accounts receivable	342	(2,139)
Inventories	1,413	1,599
Other current assets	(799)	(263)
Other assets	(19)	(192)
Accounts payable	(625)	(4,137)
Accrued liabilities	3,111	2,914
Other non-current liabilities	12	819

Net cash provided by operating activities	7,005	2,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,723)	(1,911)
Proceeds from sales of property, plant and equipment	17	—

Net cash used in investing activities	(1,706)	(1,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(7,734)	(1,546)
Proceeds from bank borrowings	1,582	—
Payment of capital lease obligations	(13)	—

Net cash used in financing activities	(6,165)	(1,546)
Effect of exchange rate changes on cash	(292)	40

NET DECREASE IN CASH	(1,158)	(855)
CASH, beginning of period	6,425	7,085

CASH, end of period	$5,267	$6,230

See notes to condensed consolidated statements

	Three Months Ended

	March 31, 2003	March 31, 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,076	$1,542

Income taxes (primarily foreign)	$1,138	$1,580

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$1,533	$1,267

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Financial Statements.  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2003, the results of operations for the three month periods ended March 31, 2003 and March 31, 2002 and statements of cash flows for the three month periods ended March 31, 2003 and March 31, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2002 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be achieved for a full year.

          Financial Condition and Results of Operations

          Management believes that the Company’s ability to achieve operating results in line with current forecasts and to comply with the terms and covenants of its financing agreements will enable the Company to meet its ongoing obligations on a timely basis and continue operations for at least the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

          Significant Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          The significant estimates made in the preparation of the Company’s consolidated financial statements relate to allowance for bad debts, rebate reserve, and inventory reserve.

          Reclassifications

          Certain amounts from prior periods have been reclassified to conform to the current period presentation.

          Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a disposal cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized disposal cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS 143 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

          In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”).  SFAS updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions.  The adoption of SFAS 145 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

          In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS 146 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The Company will apply the guidance provided in FIN 45 for guarantees issued after December 31, 2002, if any, and has adopted disclosure requirements for the current reporting period.  The adoption of FIN 45 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities’ activities or the company receives a majority of the entities’ residual returns.  FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required.  The Company has no interests in variable interest entities’ and the adoption of FIN 46 on January 1, 2003, did not have a material impact on the Company’s financial statements.

2.       Inventories.  Inventories consisted of the following (amounts in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$5,209	$5,266
Work-in-process	4,650	4,983
Finished goods	13,420	13,926

	23,279	24,175
Provision for obsolescence	(1,912)	(1,551)

	$21,367	$22,624

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

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2003

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$2,930	$2,337	$—	$5,267
Accounts receivable	16,787	7,151	—	23,938
Intercompany receivables, net	—	739	(739)	—
Inventories	18,100	4,198	(931)	21,367
Other current assets	1,689	848	—	2,537

Total current assets	39,506	15,273	(1,670)	53,109
PROPERTY, PLANT AND EQUIPMENT, NET	37,859	1,366	—	39,225
INTANGIBLE ASSETS, net	—	35,421	—	35,421
DEFERRED FINANCING COSTS, net	7,424	—	—	7,424
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,066	19	—	1,085

Total other assets	37,126	39,440	(32,636)	43,930

	$114,491	$56,079	$(34,306)	$136,264

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$10,000	$4,703	$—	$14,703
Accounts payable	8,237	1,584	—	9,821
Intercompany payables, net	739	—	(739)	—
Accrued liabilities	21,581	4,033	—	25,614

Total current liabilities	40,557	10,320	(739)	50,138
NOTES PAYABLE TO BANK, net of current portion	40,000	9,243	—	49,243
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTE PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABLITIES	268	1,755	—	2,023

Total liabilities	222,776	33,684	(739)	255,721
Mandatorily-redeemable preferred stock	51,828	—	—	51,828

STOCKHOLDERS’ EQUITY (DEFICIT)	(160,113)	22,395	(33,567)	(171,285)

	$114,491	$56,079	$(34,306)	$136,264

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

ASSETS
CURRENT ASSETS:
Cash	$3,568	$2,857	$—	$6,425
Accounts receivable	17,207	7,007	—	24,214
Intercompany receivables, net	—	1,227	(1,227)	—
Inventories	19,303	4,204	(883)	22,624
Other current assets	1,162	555	—	1,717

Total current assets	41,240	15,850	(2,110)	54,980
PROPERTY, PLANT AND EQUIPMENT, NET	38,548	1,320	—	39,868
INTANGIBLE ASSETS, net	—	34,137	—	34,137
DEFERRED FINANCING COSTS, net	7,888	—	—	7,888
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,064	—	—	1,064

Total other assets	37,588	38,137	(32,636)	43,089

	$117,376	$55,307	$(34,746)	$137,937

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable to bank	$9,250	$4,533	$—	$13,783
Accounts payable	8,540	1,839	—	10,379
Intercompany payables, net	1,227	—	(1,227)	—
Accrued liabilities	18,026	4,366	—	22,392

Total current liabilities	37,043	10,738	(1,227)	46,554
NOTES PAYABLE TO BANK, net of current portion	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTE PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
OTHER NON-CURRENT LIABLITIES	281	1,680	—	1,961

Total liabilities	225,575	34,276	(1,227)	258,624
Mandatorily-redeemable preferred stock	50,381	—	—	50,381

STOCKHOLDERS’ EQUITY (DEFICIT)	(158,580)	21,031	(33,519)	(171,068)

	$117,376	$55,307	$(34,746)	$137,937

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$40,320	$10,009	$(4,450)	$45,879
COST OF SALES	25,540	4,892	(4,402)	26,030

Gross Profit	14,780	5,117	(48)	19,849
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,744	3,013	—	12,757
Research and development	358	282	—	640

	10,102	3,295	—	13,397

Income from operations	4,678	1,822	(48)	6,452
INTEREST EXPENSE AND OTHER, net:	4,605	656	—	5,261

Income (loss) before provision for income taxes	73	1,166	(48)	1,191
PROVISION FOR INCOME TAXES	165	516	—	681

Net (loss) income	$(92)	$650	$(48)	$510

	Three Months Ended March 31, 2002

	Guarantor	Non- Guarantor	Eliminations	Total

NET SALES	$38,170	$8,554	$(3,432)	$43,292
COST OF SALES	24,018	4,722	(3,508)	25,232

Gross Profit	14,152	3,832	76	18,060
OPERATING EXPENSES:
Selling, distribution, general and administrative	9,502	2,320	—	11,822
Research and development	335	262	—	597

	9,837	2,582	—	12,419

Income from operations	4,315	1,250	76	5,641
INTEREST EXPENSE AND OTHER, net:	4,534	312	17	4,863

(Loss) income before provision for income taxes	(219)	938	59	778
PROVISION FOR INCOME TAXES	—	424	—	424

Net (loss) income	$(219)	$514	$59	$354

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES
GUARANTOR AND NON-GUARANTOR SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2003

	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$6,485	$520	$7,005
Net cash used in investing activities	(1,566)	(140)	(1,706)
Net cash used in financing activities	(5,563)	(602)	(6,165)
Effect of exchange rate changes on cash	6	(298)	(292)

NET DECREASE IN CASH	(638)	(520)	(1,158)
CASH, beginning of period	3,568	2,857	6,425

CASH, end of period	$2,930	$2,337	$5,267

	Three Months Ended March 31, 2002

	Guarantor	Non- Guarantor	Total

Net cash provided by operating activities	$1,734	$828	$2,562
Net cash used in investing activities	(1,814)	(97)	(1,911)
Net cash used in financing activities	(548)	(998)	(1,546)
Effect of exchange rate changes on cash	—	40	40

NET DECREASE IN CASH	(628)	(227)	(855)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$4,085	$2,145	$6,230

          The Company’s percentage of sales by geographic region for the three month period ended March 31, 2003 and March 31, 2002 is as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

United States	73.2%	75.2%
Europe	15.4	14.6
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.3	5.5
Canada	1.2	1.5
Other international	2.9	3.2

	100.0%	100.0%

4.        Commitments and Contingencies.  The Company is not a party to any material lawsuits or other proceedings. While the result of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

          Self Insurance.  The Company self-insures the majority of its medical benefit programs.  Reserves for medical claim losses (including retiree benefits) totaling approximately $1,178,000 and $1,160,000 at March 31, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company maintains excess coverage on an aggregate claim basis. Additionally, the Company is self-insured for workers’ compensation.  Reserves for workers’ compensation claim losses totaling approximately $556,168 and $353,000 at March 31, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

          Accrued Severance Costs.  In 2001, the decision was made to close the Argyle manufacturing facility and relocate that facility’s operations to Tecate, Mexico by April 2003.  As of December 31, 2002, 147 employees had been notified that their positions would be eliminated with an estimated severance cost of $2,160,360.  The following summarizes the activity of accrued severance costs (amounts in thousands, except for employees):

	Employees Affected	Accrued Severance

As of December 31, 2000	—	$—
Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694
Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	1,829
Position eliminations announced	—	—
Positions eliminated and severance paid	(80)	(682)

Balance remaining at March 31, 2003	21	$1,147

          Guarantees.  During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These include, (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providors pertaining to claims based on the negligence or willful misconduct of the Company, (iv) indemnities involving the accuracy of representations and warranties in certain contracts and (v) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California.  In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events.  The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make.  The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying unaudited condensed consolidated balance sheets.

5.        Credit Facility.  Total borrowings as of March 31, 2003 were $5.0 million and $40.0 million under the Revolving Loan Facility and Acquisition Facility, respectively, and $5.0 million under the Term Loan Facility.  As of March 31, 2003 $8.7 million was available for borrowing under the Revolving Loan Facility and none is available for borrowing under the Acquisition Facility.  No additional borrowing is available under the Term Loan Facility.  As of March 31, 2003 the fair value of the Term Loan facility and Revolving Loan Facility approximated the face value.

          At March 31, 2003, the Company was in compliance with all provisions of its debt securities.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of Hudson Respiratory Care Inc.’s (the “Company” or “Hudson RCI”) consolidated historical results of operations and financial condition should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q and the 2002 Form 10-K.

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

General

          The Company manufactures and markets products for use in respiratory care and anesthesia.  The products for each market are similar and often overlap, as do the distribution channels.  The Company groups its products into four clinical categories: (i) oxygen therapy; (ii) aerosol therapy; (iii) humidification; and (iv) airway management.  The following table provides examples of the products sold in each category:

Category	Examples of Products

Oxygen Therapy

Oxygen masks, cannula, oxygen catheters, oxygen tubing, prefilled and refillable humidifiers, oxygen regulators, cylinder carts and bases, oxygen analyzers/monitors, oxygen sensors, and adaptors and connectors

Aerosol Therapy	Aerosol masks, prefilled and refillable large volume nebulizers, aerosol tubing, unit dose solutions, small volume nebulizers, peak flow meters and spacers/changes

Humidification

ConchaTherm heated humidifiers and accessories, Humid-Heat and accessories, AquaTherm and ThermaGard nebulizer heaters, Concha water, Concha Pak, Aqua+ and Humid-Vent HME’s and filters for critical care, anesthesia and pulmonary function

Airway Management

Oral airways, SHERIDAN® endotracheal tubes, incentive breathing exercisers, disposable and reuseable resuscitation bags, hyperinflation bags, breathing bags, air cushion masks, anesthesia circuits, heated-wire and conventional ventilator circuits, gas sampling lines and filters, catheter mounts and infant Continuous Positive Airway Pressure (“CPAP”) sets

          Although the Company’s sales efforts differ depending on the clinical use of its products, management focuses on geographical segments for strategic decision making.

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

Recent Developments

          On February 28, 2003, the Company ceased operations at its Argyle facility.  The facility was vacated and turned over to its owner on March 26, 2003.  All products produced in Argyle are now in the process of being manufactured in the Company’s Tecate facility.

Results of Operations

          The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended

	March 31, 2003	March 31, 2002

	(amounts in thousands)
Net sales	$45,879	$43,292
Cost of sales	26,030	25,232

Gross profit	19,849	18,060

Selling expenses	5,166	5,021
Distribution expenses	2,356	2,312
General and administrative expenses	5,235	4,489
Research and development expenses	640	597

Total operating expenses	13,397	12,419

Operating income	$6,452	$5,641

	Three Months Ended

	March 31, 2003	March 31, 2002

Net sales	100.0%	100.0%
Cost of sales	56.6	58.2

Gross profit	43.4	41.8

Selling expenses	11.3	11.5
Distribution expenses	5.2	5.3
General and administrative expenses	11.3	10.4
Research and development expenses	1.3	1.4

Total operating expenses	29.1	28.6

Operating income	14.3%	13.2%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Net sales, on a consolidated basis, were $45.9 million in the first quarter of 2003 as compared to $43.3 million in the first quarter of 2002, representing an increase of $2.6 million or 6.0%.  Sales into the domestic hospital market increased by $0.9 million or 3.6%, equally attributable to sales volume increases in Oxygen Therapy, Humidification and Airway Management product groups while Aerosol Therapy product group sales were relatively unchanged.  Sales into the Pacific Rim increased by $1.0 million or 40.4%, primarily attributable to increased sales volume in Oxygen Therapy.  Sales into Europe increased by $.8 million representing the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar as compared to other countries currency in which the Company distributes its products (an increase to reported sales of $1.7 million) offset in part by a decrease in  units shipped (a decrease of $.9 million).  Sales into other markets were relatively unchanged representing a decrease of $0.1 million from the prior year.

          The Company’s gross profit for the first quarter of 2003 was $19.9 million, an increase of $1.8 million or 9.9% from the first quarter of 2002.  As a percentage of sales, the gross profit was 43.4% and 41.8% for the first quarter of 2003 and 2002, respectively.  The following contributed to the improvement in 2003 margin; (i) greater volume of higher margin products primarily in the Airway Management product group in the domestic hospital market (0.7 margin points); (ii) greater volume of higher margin products equally in Oxygen Therapy, Humidification and Airway Management product groups in the Pacific Rim market (0.8 margin points); (iii) favorable changes in the product mix from the elimination of low margin products sold in Europe (1.4 margin points); (iv) cost reduction programs implemented during the second half of 2002 and recognized during 2003 (0.9 margin points); and (v) the favorable impact of the weakening value of the U.S. Dollar as compared to other countries currency in which the Company distributes its products (0.6 margin points). These increases in margin were partially offset by: (i) incremental costs associated with the move of the Argyle, New York facility to Tecate, Mexico in 2003 (1.2 margin points); (ii) higher manufacturing costs in 2003 as a result of lower production levels than in the first quarter of 2002 due to decreased inventories (0.9 margin points); and (iii) decreased sales volumes in Europe during the first quarter of 2003 (0.6 margin points).

          Selling expenses were $5.2 million for the first quarter of 2003 as compared to $5.0 million in the first quarter of 2002.  The increase was primarily due to unfavorable changes in exchange rates of  $0.3 million, offset by  spending decreases of $0.1 million.  As a percentage of net sales, selling expenses were 11.3% in the first quarter of 2003 as compared to 11.5% in the first quarter of 2002.

          Distribution expenses were $2.4 million for the first quarter of 2003 as compared to $2.3 million in the first quarter of 2002.  The increase was primarily due to unfavorable changes in exchange rates of $0.2 million, offset by spending decreases of $0.1 million. As a percentage of sales, distribution expense was 5.2% in the first quarter of 2003 and 5.3% in the first quarter of 2002.

          General and administrative expenses were $5.2 million in the first quarter of 2003 as compared to $4.5 million in the first quarter of 2002, representing an increase of $0.7 million or 15.6%.  This increase was primarily the result of an increase in compensation and fringe benefit expenses including an increase in professional staff offset in part by declines in consulting and third party expenses. General and administrative expense also increased due to unfavorable changes in exchange rates of  $0.1 million. As a percentage of net sales, general and administrative expenses were 11.3% in the first quarter of 2003 as compared to 10.4% in the first quarter of 2002.

          Research and development expenses were $0.6 million for the first quarter of 2003 and 2002.  As a percentage of net sales, research and development expenses were 1.3% and 1.4% in the first quarter of 2003 and 2002, respectively.

          Interest expense and other was $5.3 million for the first quarter of 2003 as compared to $4.9 million in the first quarter of 2002.  The increase was primarily due to higher levels of debt payable to affiliates, which also carry higher interest rates than bank debt, and amortization of warrants issued in connection with the debt restructuring in May 2002.

          Income tax provision was $0.7 million for the first quarter of 2003 as compared to $0.4 million in the first quarter of 2002 and relate primarily to foreign income taxes.

Liquidity and Capital Resources

          The Company’s primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility.  Cash provided by operations totaled $7.0 million and $2.6 million for the first three months of 2003 and 2002, respectively.  The increase for the first three months of 2003 as compared to the first three months of 2002 is primarily attributable to increased operating income, a decrease in accounts receivable and an increase in accrued liabilities. The Company had an operating working capital of $3.0 million and $8.4 million as of the end of March 31, 2003 and December 31, 2002, respectively.  Inventories were $21.4 million and $22.6 million as of the end of March 31, 2003 and December 31, 2002, respectively.  Over time, the Company expects its level of inventories to increase, as the Company’s sales increase.  Accounts receivable, net of allowances, were $24.0 million and $24.2 million at March 31, 2003 and December 31, 2002, respectively.  The Company typically offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company’s alternate site and international sales have increased, the amount and aging of its accounts receivable have increased.  The Company anticipates that the amount and aging of its accounts receivable will continue to increase as the alternate site and international markets become a larger percentage of the Company’s overall sales.

          During the three months ended March 31, 2003 and 2002, net cash used in investing activities was $1.7 million and $1.9 million, respectively.  Cash was used primarily for the purchase of manufacturing equipment and new heater production.

          During the three months ended March 31, 2003 and March 31, 2002, net cash used by financing was $6.2 million and $1.5 million, respectively, reflecting repayment on the Company’s borrowings in the first three months of 2003 and 2002, offset by borrowings made through Hudson RCI AB, the Company’s Swedish subsidiary in 2003.

          As of March 31, 2003, the Company had outstanding $218.3 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $50.1 million under the Company’s Credit Facility, $39.3 million in notes payable to affiliates and $13.9 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company’s European subsidiary.

          The Credit Facility currently consists of a $40.0 million Term Loan Facility (of which $5.0 million is currently outstanding) and a $55.0 million Revolving Loan Facility of which up to $40.0 million (all of which has been borrowed and is outstanding) may be used for permitted acquisitions (“Acquisition Facility”) and up to $15.0 million (the “Working Capital Portion”) may be used for general corporate purposes (other than acquisitions). The Working Capital Portion has a letter of credit sub-limit of $7.5 million. The Term Loan Facility and Acquisition Facility mature on June 30, 2003 and June 30, 2004, respectively and require quarterly principal installments totaling $9.3 million in 2003 and $37.0 million in 2004.  The Revolving Loan Facility matures on June 30, 2004.  As of May 2, 2003, total usage of the Working Capital Portion was $10.3 million (including letters of credit) and $4.7 million was available for borrowings.

          The Company has issued to Holding 497,345 shares (including shares issued as payment in kind dividends) of its 11 ½% Senior PIK Preferred Stock due 2010 with an aggregate liquidation preference of $49.7 million, which has terms and provisions materially similar to those of the 11 ½% Senior Exchangeable PIK Preferred Stock due 2010 issued by Holding.  At the election of the Company, dividends may be paid in kind until April 15, 2003 and thereafter must be paid in cash.  The holder of the Company PIK Preferred Stock has agreed to extend the period during which dividends may be paid in kind through April 15, 2004 and the Company is in the process of amending the terms of the Company Preferred Stock to reflect this agreement.  The Credit Facility currently prohibits the Company from paying cash dividends on this Preferred Stock.

          The Company has issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) to Holding, for total cash consideration to the Company of $3.0 million.  Each share of the Junior Preferred Stock may be redeemed, from time to time, in whole or in part, at the option of the Company at a redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock.

          At March 31, 2003, the Company was in compliance with all provisions of its debt securities and preferred stock.

          The following is a summary of the Company’s consolidated contractual obligations as of March 31, 2003:

	Payments Due by Period

(amounts in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$218,263	$14,703	$82,930	$2,266	$118,364
Mandatorily redeemable preferred securities	51,828	—	—	—	51,828
Leases and other commitments	12,661	3,270	5,881	2,213	1,297

Total contractual obligations	$282,752	$17,973	$88,811	$4,479	$171,489

          The Company believes that cash generated from anticipated improved operating performance, together with the net available borrowing capacity under the Revolving Credit Facility  will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months.  If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations.  The Company currently has no commitments for additional debt or equity financing and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required.  Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

          For additional information regarding the Company’s debt securities and preferred stock, reference is made to Item 7 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          There have been no material changes in the Company’s market risk exposure from that reported in the Company’s 10-K for the fiscal year ended December 31, 2002.

ITEM 4.          CONTROLS AND PROCEDURES

        For the fiscal year ended December 31, 2000, the Company experienced significant disruptions from the implementation of a new enterprise resource planning software platform, which resulted in the 2000 financial statements being issued with an unqualified opinion. The Company implemented various corrective actions described in an 8-K filed with the SEC on February 1, 2002 to address these issues. During the quarter the Company completed its implementation of these corrective actions.

          Within 90 days prior to the date of this report, the Company has completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

          There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

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

HUDSON RESPIRATORY CARE INC.,
a California corporation

May 13, 2003	by:	/s/ PATRICK G. YOUNT

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

Date: May 13, 2003	/s/ CHARLES FRENCH

Charles French Chief Executive Officer and President

CERTIFICATIONS

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

Date: May 13, 2003	/s/ PATRICK YOUNT

Patrick Yount Chief Financial Officer and Secretary