Form 10-Q
period 2003-09-30
HUDSON RESPIRATORY CARE INC
filed 2003-11-14
CIK 1061893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number – 333-56097

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

The number of shares of Common Stock, $0.01 par value, outstanding (the only class of common stock of the Company outstanding) was 10,654,293 on November 14, 2003.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2003

i

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	September 30, 2003	December 31, 2002
CURRENT ASSETS:
Cash	$3,021	$6,425
Accounts receivable, less allowance for doubtful accounts of $1,145 and $1,331 at September 30, 2003 and December 31, 2002, respectively	22,250	24,214
Inventories, net	25,846	22,624
Other current assets	1,498	1,717

Total current assets	52,615	54,980

PROPERTY, PLANT AND EQUIPMENT, net	37,893	39,868

OTHER ASSETS:
Goodwill	39,313	34,137
Deferred financing and other costs, net	6,665	7,888
Other assets	1,154	1,064

Total other assets	47,132	43,089

Total assets	$137,640	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
CURRENT LIABILITIES:
Notes payable to bank	$8,593	$13,783
Accounts payable	8,881	10,379
Accrued liabilities	27,980	22,392

Total current liabilities	45,454	46,554

NOTES PAYABLE TO BANK, net of current portion	50,842	55,792

SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

NOTES PAYABLE TO AFFILIATES	39,317	39,317

MANDATORILY-REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 526 and 497 shares issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference — $52,594 and $49,735 respectively	52,104	49,189
Accrued preferred stock dividend, payable in kind	2,772	1,192

	54,876	50,381

OTHER NON-CURRENT LIABILITIES	2,083	1,961

Total liabilities	307,572	309,005

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY (DEFICIT):
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at September 30, 2003 and December 31, 2002	3,845	3,524
Common stock, $0.01 par value; 37,000 shares authorized; 10,654 issued and outstanding at September 30, 2003 and December 31, 2002	98,258	98,258
Additional paid in capital	881	881
Cumulative translation adjustment	5,770	2,276
Accumulated deficit	(278,686)	(276,007)

Total stockholders’ deficit	(169,932)	(171,068)

Total liabilities and stockholders’ deficit	$137,640	$137,937

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
NET SALES	$44,566	$42,144	$135,713	$127,164
COST OF SALES	24,907	26,128	76,160	75,095

Gross Profit	19,659	16,016	59,553	52,069
OPERATING EXPENSES:
Selling, distribution, general & administrative	12,379	11,579	37,384	35,002
Research and development	918	587	2,278	1,999

	13,297	12,166	39,662	37,001

Income from operations	6,362	3,850	19,891	15,068

INTEREST EXPENSE AND OTHER, net	6,802	5,736	17,355	15,782

Net income (loss) before provision for income taxes	(440)	(1,886)	2,536	(714)

PROVISION FOR INCOME TAXES	581	660	1,909	2,066

Net income (loss)	$(1,021)	$(2,546)	$627	$(2,780)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	1,538	(177)	3,494	2,014

Comprehensive income (loss)	$517	$(2,723)	$4,121	$(766)

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$627	$(2,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities–
Depreciation and amortization	7,390	6,968
Amortization of deferred financing costs	1,395	1,336
Accrued Preferred Stock Dividends	1,512	—
Provision for bad debts	187	351
Loss (gain) on disposal of equipment	93	(37)
Change in operating assets and liabilities:
Accounts receivable	2,774	(2,078)
Inventories	(2,513)	2,101
Other current assets	301	(654)
Other assets	(87)	(12)
Accounts payable	(1,706)	(5,139)
Accrued liabilities	5,060	5,527
Other non-current liabilities	(87)	304

Net cash provided by operating activities	14,946	5,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,293)	(5,277)
Proceeds from sales of property, plant and equipment	18	156

Net cash used in investing activities	(5,275)	(5,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable to bank	(19,663)	(24,004)
Proceeds from bank borrowings	7,591	2,450
Proceeds from notes payable to affiliates	—	20,000
Additions of deferred financing costs	(172)	(477)
Payment of capital lease obligations	(39)	(29)

Net cash used in financing activities	(12,283)	(2,060)

Effect of exchange rate changes on cash	(792)	(768)

NET DECREASE IN CASH	(3,404)	(2,062)

CASH, beginning of period	6,425	7,085

CASH, end of period	$3,021	$5,023

See notes to condensed consolidated statements

	Nine Months Ended
	September 30, 2003	September 30, 2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

Interest	$8,659	$10,045

Income taxes (primarily foreign)	$1,714	$2,259

NON-CASH FINANCING ACTIVITIES:

Preferred dividends accrued or paid-in-kind	$3,287	$4,183

Issuance of warrants	$—	$750

See notes to condensed consolidated statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002 and statements of cash flows for the nine month periods ended September 30, 2003 and September 30, 2002 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, the accompanying unaudited condensed, consolidated financial statements should be read in conjunction with the Company’s 2002 audited financial statements and the notes thereto included in its Form 10-K filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be achieved for a full year.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and

Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall otherwise be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. The Company has adopted this standard as of September 30, 2003, and has classified its mandatorily redeemable preferred stock as a liability. For the three months ended September 30, 2003, the Company recorded $1,512,000 in interest expense for the increase in the present value of the mandatorily redeemable preferred stock.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. More specifically, SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends the definition of an “underlying” to conform to recently issued standards. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain aspects of the standard that relate to previously issued guidance, which should continue to be applied in accordance with the previously set effective dates. Also, this standard is effective for existing and new contracts entered into after June 30, 2003 as they relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of this standard did not have a material effect on the Company’s financials.

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

2. Inventories. Inventories consisted of the following (amounts in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$5,939	$5,266
Work-in-process	5,074	4,983
Finished goods	16,623	13,926

	27,636	24,175
Provision for obsolescence	(1,790)	(1,551)

	$25,846	$22,624

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

The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor subsidiaries, including the Company, and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$649	$2,372	$—	$3,021
Accounts receivable	15,108	7,142	—	22,250
Intercompany receivables, net	—	1,268	(1,268)	—
Inventories	21,463	6,032	(1,649)	25,846
Other current assets	865	633	—	1,498

Total current assets	38,085	17,447	(2,917)	52,615

PROPERTY, PLANT AND EQUIPMENT, NET	35,933	1,960	—	37,893

INTANGIBLE ASSETS, net	—	39,313	—	39,313
DEFERRED FINANCING COSTS, net	6,665	—	—	6,665
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,135	19	—	1,154

Total other assets	36,436	43,332	(32,636)	47,132

	$110,454	$62,739	$(35,553)	$137,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to bank	$3,373	$5,220	$—	$8,593
Accounts payable	7,752	1,129	—	8,881
Intercompany payables, net	1,268	—	(1,268)	—
Accrued liabilities	20,973	7,007	—	27,980

Total current liabilities	33,366	13,356	(1,268)	45,454

NOTES PAYABLE TO BANK, net of current portion	42,627	8,215	—	50,842
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
MANDATORILY-REDEEMBABLE PREFERRED STOCK	54,876	—	—	54,876
OTHER NON-CURRENT LIABILITIES	242	1,841	—	2,083

Total liabilities	273,062	35,778	(1,268)	307,572

STOCKHOLDERS’ EQUITY (DEFICIT)	(162,608)	26,961	(34,285)	(169,932)

	$110,454	$62,739	$(35,553)	$137,640

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002
	Guarantor	Non- Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$3,568	$2,857	$—	$6,425
Accounts receivable	17,207	7,007	—	24,214
Intercompany receivables, net	—	1,227	(1,227)	—
Inventories	19,303	4,204	(883)	22,624
Other current assets	1,162	555	—	1,717

Total current assets	41,240	15,850	(2,110)	54,980

PROPERTY, PLANT AND EQUIPMENT, NET	38,548	1,320	—	39,868

INTANGIBLE ASSETS, net	—	34,137	—	34,137
DEFERRED FINANCING COSTS, net	7,888	—	—	7,888
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,064	—	—	1,064

Total other assets	37,588	38,137	(32,636)	43,089

	$117,376	$55,307	$(34,746)	$137,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable to bank	$9,250	$4,533	$—	$13,783
Accounts payable	8,540	1,839	—	10,379
Intercompany payables, net	1,227	—	(1,227)	—
Accrued liabilities	18,026	4,366	—	22,392

Total current liabilities	37,043	10,738	(1,227)	46,554

NOTES PAYABLE TO BANK, net of current portion	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
MANDATORILY-REDEEMABLE PREFERRED STOCK	50,381	—	—	50,381
OTHER NON-CURRENT LIABILITIES	281	1,680	—	1,961

Total liabilities	275,956	34,276	(1,227)	309,005

STOCKHOLDERS’ EQUITY (DEFICIT)	(158,580)	21,031	(33,519)	(171,068)

	$117,376	$55,307	$(34,746)	$137,937

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$38,316	$10,619	$(4,369)	$44,566
COST OF SALES	24,145	4,855	(4,093)	24,907

Gross Profit	14,171	5,764	(276)	19,659
OPERATING EXPENSES:
Selling, distribution, general and administrative	8,932	3,447	—	12,379
Research and development	537	381	—	918

	9,469	3,828	—	13,297

Income from operations	4,702	1,936	(276)	6,362

INTEREST EXPENSE AND OTHER, net:	6,197	605	—	6,802

Income (loss) before provision for income taxes	(1,495)	1,331	(276)	(440)
PROVISION FOR INCOME TAXES	68	513	—	581

Net income (loss)	$(1,563)	$818	$(276)	$(1,021)

	Three Months Ended September 30, 2002
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$37,126	$8,849	$(3,831)	$42,144
COST OF SALES	25,058	4,508	(3,438)	26,128

Gross Profit	12,068	4,341	(393)	16,016
OPERATING EXPENSES:
Selling, distribution, general and administrative	8,984	2,595	—	11,579
Research and development	444	143	—	587

	9,428	2,738	—	12,166

Income from operations	2,640	1,603	(393)	3,850

INTEREST EXPENSE AND OTHER, net:	5,079	657		5,736

(Loss) income before provision for income taxes	(2,439)	946	(393)	(1,886)
PROVISION FOR INCOME TAXES	44	616	—	660

Net (loss) income	$(2,483)	$330	$(393)	$(2,546)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$118,387	$32,039	$(14,713)	$135,713
COST OF SALES	74,876	15,231	(13,947)	76,160

Gross Profit	43,511	16,808	(766)	59,553
OPERATING EXPENSES:
Selling, distribution, general and administrative	27,419	9,965	—	37,384
Research and development	1,284	994	—	2,278

	28,703	10,959	—	39,662

Income from operations	14,808	5,849	(766)	19,891

INTEREST EXPENSE AND OTHER, net:	15,487	1,868	—	17,355

Income (loss) before provision for income taxes	(679)	3,981	(766)	2,536
PROVISION FOR INCOME TAXES	295	1,614	—	1,909

Net income (loss)	$(974)	$2,367	$(766)	$627

	Nine Months Ended September 30, 2002
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$111,632	$26,437	$(10,905)	$127,164
COST OF SALES	72,708	13,461	(11,074)	75,095

Gross Profit	38,924	12,976	169	52,069
OPERATING EXPENSES:
Selling, distribution, general and administrative	27,549	7,453	—	35,002
Research and development	1,309	690	—	1,999

	28,858	8,143	—	37,001

Income from operations	10,066	4,833	169	15,068

INTEREST EXPENSE AND OTHER, net:	14,433	1,349	—	15,782

(Loss) income before provision for income taxes	(4,367)	3,484	169	(714)
PROVISION FOR INCOME TAXES	124	1,942	—	2,066

Net (loss) income	$(4,491)	$1,542	$169	$(2,780)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2003
	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$11,206	$3,740	$14,946
Net cash used in investing activities	(4,293)	(982)	(5,275)
Net cash used in financing activities	(9,761)	(2,522)	(12,283)
Effect of exchange rate changes on cash	(71)	(721)	(792)

NET DECREASE IN CASH	(2,919)	(485)	(3,404)
CASH, beginning of period	3,568	2,857	6,425

CASH, end of period	$649	$2,372	$3,021

	Nine Months Ended September 30, 2002
	Guarantor	Non- Guarantor	Total
Net cash provided by (used in) operating activities	$7,346	$(1,459)	$5,887
Net cash used in investing activities	(4,614)	(507)	(5,121)
Net cash (used in) provided by financing activities	(5,556)	3,496	(2,060)
Effect of exchange rate changes on cash	102	(870)	(768)

NET (DECREASE) INCREASE IN CASH	(2,722)	660	(2,062)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$1,991	$3,032	$5,023

The Company’s percentage of sales by geographic region for the three and nine month period ended September 30, 2003 and September 30, 2002 is as follows:

	Three Months Ended
	September 30, 2003	September 30, 2002
United States	70.7%	73.8%
Europe	16.2	13.9
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.7	7.2
Canada	1.2	1.1
Other international	4.2	4.0

	100.0%	100.0%

	Nine Months Ended
	September 30, 2003	September 30, 2002
United States	71.7%	74.1%
Europe	16.4	14.3
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	7.3	6.3
Canada	1.4	1.4
Other international	3.2	3.9

	100.0%	100.0%

4. Commitments and Contingencies. The Company is not a party to any material lawsuits or other proceedings. While the result of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

Self Insurance. The Company self-insures the majority of its medical benefit programs. Reserves for medical claim losses (including retiree benefits) totaling approximately $1,242,000 and $1,160,000 at September 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company maintains excess coverage on an aggregate claim basis. Additionally, the Company is self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $784,000 and $353,000 at September 30, 2003 and December 31, 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Accrued Severance Costs. In 2001, the decision was made to close the Argyle manufacturing facility and relocate that facility’s operations to Tecate, Mexico in April 2003. As of December 31, 2002, 147 employees had been notified that their positions would be eliminated with an estimated severance cost of $2,160,360. The following summarizes the activity of accrued severance costs (amounts in thousands, except for employees):

	Employees Affected	Accrued Severance
As of December 31, 2000	—	$—

Position eliminations announced	83	694
Positions eliminated and severance paid	—	—

Balance remaining at December 31, 2001	83	694

Position eliminations announced	64	1,466
Positions eliminated and severance paid	(46)	(331)

Balance remaining at December 31, 2002	101	1,829

Position eliminations announced	—	—
Positions eliminated and severance paid	(99)	(1,542)

Balance remaining at September 30, 2003	2	$287

Guarantees. During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include, (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facilities or leases, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying unaudited condensed consolidated balance sheets.

5. Credit Facility. Total borrowings as of September 30, 2003 were $7.0 million and $39.0 million under the Revolving Loan Facility and Acquisition Facility. As of September 30, 2003, $6.7 million was available for borrowing under the Revolving Loan Facility and none is available for borrowing under the Acquisition Facility. As of September 30, 2003, the fair value of the Term Loan facility and Revolving Loan Facility approximated the face value.

On October 7, 2003, the Company refinanced its existing Credit Facility with a new $60.0 million Senior Secured Revolving Facility (the “Revolving Facility”) consisting of a $30.0 million Revolving A Facility and a $30.0 million Revolving B Facility. Maturity for both facilities is October 1, 2007. As a result of this refinancing approximately $42.6 million in notes to bank shown as current at June 30, 2003 is now shown as long term at September 30, 2003. See footnote 7 for additional information.

At September 30, 2003, the Company was in compliance with all provisions of its debt securities.

6. Mandatorily-Redeemable Preferred Stock. As of September 30, 2003, the Company has issued to its parent River Holding Corp (“Holding”), 525,938 shares (including shares issued as payment in-kind dividends) of its 11 ½% Senior PIK Preferred Stock due 2010 (the “Company Preferred Stock”). Dividends on the Preferred Stock accrue from the date of issuance and are payable semi-annually in arrears on April 15 and October 15 of each year (each a “Dividend Payment Date”), at a rate per annum of 11 ½% of the liquidation preference per share. The liquidation preference of each share of Preferred Stock is $100 (the “Liquidation Preference”). Dividends are payable in cash, except that on each Dividend Payment Date occurring on or prior to April 15, 2005, dividends may be paid, at the Company’s option, by the issuance of additional shares of Company Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. The Company’s credit facility currently prohibits the Company from paying any cash dividends on the Company Preferred Stock. After April 15, 2003, the Company Preferred Stock is redeemable at the Company’s option in whole or in part, at a premium of the Liquidation Preference plus accumulated and unpaid dividends, if any, to the date of redemption. The Company is required to redeem the Preferred Stock on April 15, 2010, at a redemption price equal to 100% of the Liquidation Preference thereof plus accumulated and unpaid dividends.

At September 30, 2003 the redemption amount was $55.4 million. The maximum amount the Company will pay at the mandatory redemption date will be $115.0 million.

7. Subsequent Events. On October 7, 2003, the Company refinanced its existing Credit Facility with a new $60.0 million Senior Secured Revolving Facility (the “Revolving Facility”) consisting of a $30.0 million Revolving A Facility and a $30.0 million Revolving B Facility. Both credit facilities mature on October 1, 2007. The Company expects to record a loss on the extinguishment of its existing credit facility of $0.6 million in the quarter ending December 31, 2003.

The Revolving A Facility consists of a working capital revolver of up to $30.0 million under which advances are subject to availability under a borrowing base consisting of advances against eligible accounts receivable and inventory less advances under the sub facilities and letters of credit. Sub-facilities under the Revolving Facility A consist of a $5.6 million five year reducing real estate loan, a $2.4 million three year reducing equipment loan, a $6.0 million reducing 2.5 year general facility and a $5.0 million letter of credit sub-facility. On October 7, 2003, total borrowings under Revolving Facility A equaled $18.2 million with available borrowing capacity of $10.5 million.

The Revolving A Facility is secured by a first priority lien on substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Revolving A Facility is guaranteed jointly and severally by Holding and of the guarantor’s subsidiaries.

The Revolving B Facility consists of a $30.0 million non-reducing loan due in full upon maturity on October 1, 2007. This facility is secured by a perfected second position in substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Revolving B facility is guaranteed jointly and severally by Holding, by the guarantors subsidiaries and by a pledge of the stock of HRC Holdings.

Required reductions in the Senior Secured Revolving Facility are equal to (amounts in thousands):

Year ending December 31	2003	2004	2005	2006	2007
	$613	$3,680	$3,680	$2,080	$38,100

Interest rates under the Revolving Facility A are based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan. The interest rate margin is adjustable based on whether or not the Company obtains a certain level of trailing EBITDA. The range in margin for each facility is as follows:

Margin
Period and Loan Type	Base Rate	Eurodollar
Revolving Facility A

Working Capital	(0.5)%-.5%	2.0%-3.0%

Real Estate Revolver	0.5%-1.5%	3.25%-4.0%

Equipment Revolver	0.0%-1.0%	2.5%-3.5%

General Revolver	1.5%	NA

Revolving Facility B	11% Fixed

The Revolving Facility contains covenants restricting the ability of Holding, the Company and the Company’s guarantor subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined) and (b) a minimum EBITDA test.

As a condition to the extension of credit under the Revolving A Facility and the Revolving B Facility, on September 30, 2003 the holders of a majority of the outstanding Senior Subordinated Convertible Promissory Notes and Unsecured Senior Promissory Notes, shown as “Notes Payable to Affiliates” on the balance sheet, agreed to amend the notes to extend the maturity to March 31, 2008.

As a condition to the extension of credit under the Revolving A Facility and the Revolving B Facility, on October 2, 2003, the holders of a majority of the outstanding Senior Preferred Stock, Junior Preferred Stock and Common Stock, each class voting separately, by written consent of the shareholders approved an amendment to the Certificate of Designation for the Holding Preferred Stock to extend the time period in which the Registrant may pay dividends in kind on the Holding Preferred Stock by one year, to April 15, 2005. In addition, the holders of a majority of the outstanding 11 ½% Senior PIK Preferred Stock due 2010 of Holding (the “Holding Preferred Stock”), 12% Junior Convertible Preferred Stock of Holding and the Common Stock of Holding, voting separately as a class, by written consent, approved an amendment to the Certificate of Designation of the Holding Preferred Stock to extend the time period in which Holding may pay dividends in kind on the Holding Preferred Stock by one year, to April 15, 2005.

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

The Company’s results of operations may fluctuate significantly from quarter to quarter as a result of a number of factors, including, among others, the buying patterns of the Company’s distributors, group purchasing organizations (“GPOs”) and other purchasers of the Company’s products, forecasts regarding the severity of the annual cold and flu season, announcements of new product introductions by the Company or its competitors, changes in the Company’s pricing of its products and the prices offered by the Company’s competitors, rate of overhead absorption due to variability in production levels, variability in the number of shipping days in a given quarter and changes in the relative values of the principal currencies in which the Company conducts its business compared to the U.S. Dollar.

Results of Operations

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(amounts in thousands)		(amounts in thousands)
Net sales	$44,566	$42,144	$135,713	$127,164
Cost of sales	24,907	26,128	76,160	75,095

Gross profit	19,659	16,016	59,553	52,069

Selling expenses	5,568	4,970	15,971	15,368
Distribution expenses	2,623	2,482	7,628	6,890
General and administrative expenses	4,188	4,127	13,785	12,744
Research and development expenses	918	587	2,278	1,999

Total operating expenses	13,297	12,166	39,662	37,001

Income from operations	6,362	3,850	19,891	15,068
Interest expense and other, net	6,802	5,736	17,355	15,782

Net income (loss) before provision for income taxes	(440)	(1,886)	2,536	(714)
Provision for income taxes	581	660	1,909	2,066

Net income (loss)	$(1,021)	$(2,546)	$627	$(2,780)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	62.0	56.1	59.1

Gross profit	44.1	38.0	43.9	40.9

Selling expenses	12.5	11.8	11.8	12.1
Distribution expenses	5.9	5.9	5.6	5.4
General and administrative expenses	9.4	9.8	10.2	10.0
Research and development expenses	2.1	1.4	1.7	1.6

Total operating expenses	29.8	28.9	29.2	29.1

Income from operations	14.3	9.1	14.7	11.8
Interest expense and other, net	15.3	13.6	12.8	12.4

Net income (loss) before provision for income taxes	(1.0)	(4.5)	1.9	(0.6)
Provision for income taxes	1.3	1.6	1.4	1.6

Net income (loss)	(2.3)%	(6.0)%	0.5%	(2.2)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales, on a consolidated basis, were $44.6 million in the third quarter of 2003 as compared to $42.1 million in the third quarter of 2002, representing an increase of $2.5 million or 5.9%. Sales into Europe increased by $1.3 million reflecting the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar as compared to other countries’ currencies in which the Company distributes its products (an increase to reported sales of $0.9 million) and an increase in units shipped (an increase of $0.4 million). Sales into the Pacific Rim increased by $0.4 million or 13.4%, primarily attributable to an increase in sales volume in Humidification products. Sales into the domestic hospital market increased by $0.4 million or 1.8%, primarily attributable to sales volume increases in Oxygen Therapy and Humidification product groups. Sales into other markets represented an increase of $0.4 million from the third quarter of 2002.

The Company’s gross profit for the third quarter of 2003 was $19.7 million, an increase of $3.7 million or 23.1% from the third quarter of 2002. As a percentage of sales, the gross profit was 44.1% and 38.0% for the third quarter of 2003 and 2002, respectively. The following contributed to the improvement in 2003 margin; (i) improved margin in Europe (1.4 margin points) due to sales mix; (ii) greater volume of higher margin products (1.5 margin points) in the domestic hospital market primarily in Oxygen Therapy and Airway Management product groups; (iii) favorable mix on products sold to the Company’s OEM customers (0.5 margin points); (iv) the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products (1.3 margin points); (v) reduction in transition expenses associated with the move of the Argyle, New York facility to Tecate, Mexico substantially completed during the second quarter of 2003 (0.9 margin points); and improved absorption of manufacturing costs in 2003 due to higher levels of production (0.7 margin points). Offset by other factors (negative 0.2 margin points).

Selling expenses were $5.6 million for the third quarter of 2003 as compared to $5.0 million in the third quarter of 2002, representing an increase of $0.6 million or 12.0%. The increase was primarily attributable to unfavorable changes in exchange rates of $0.3 million and increases in European selling expenses of $0.3 million. As a percentage of net sales, selling expenses were 12.5% in the third quarter of 2003 as compared to 11.8% in the third quarter of 2002.

Distribution expenses were $2.6 million for the third quarter of 2003 as compared to $2.5 million in the third quarter of 2002, representing an increase of $0.1 million or 4.0%. The increase was attributable to unfavorable changes in exchange rates of $0.1 million. As a percentage of sales, distribution expense was 5.9% in the third quarter of 2003 and 2002.

General and administrative expenses were $4.2 million in the third quarter of 2003 as compared to $4.1 million in the third quarter of 2002, representing an increase of $0.1 million or 2.4%. This increase was primarily the result of unfavorable changes in exchange rates of $0.1 million. As a percentage of net sales, general and administrative expenses were 9.4% in the third quarter of 2003 as compared to 9.8% in the third quarter of 2002.

Interest and other expense was $6.8 million for the third quarter of 2003 as compared to $5.7 million in the third quarter of 2002, representing an increase of $1.1 million or 19.3%. The increase was due to the treatment of preferred stock dividends as interest expense of $1.5 million during 2003 (See footnote 1 on the Company’s adoption of SFAS 150), partially offset by $0.4 million decrease in interest expense from decreased borrowings under the Company’s bank facilities. During the last quarter of 2003, the company expects to write-off the remainder of deferred financing charges of approximately $0.6 million as other expense associated with the refinancing of the Company’s Credit Facility completed in October 2003.

Income tax provision was $0.6 million for the third quarter of 2003 as compared to $0.7 million in the third quarter of 2002 and related primarily to foreign income taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net sales, on a consolidated basis, were $135.7 million in the first nine months of 2003 as compared to $127.2 million in the first nine months of 2002, representing an increase of $8.5 million or 6.7%. Sales into Europe increased by $4.1 million reflecting the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar as compared to other countries’ currencies in which the Company distributes its products (an increase to reported sales of $3.8 million) and higher volume of units shipped (an increase of $0.3 million). Sales into the domestic hospital market increased by $2.7 million or 4.0%, attributable to sales volume increases in Oxygen Therapy, Humidification and Airway Management product groups. Sales into the Pacific Rim increased by $1.8 million or 22.4%, attributable to increased sales volume in Humidification and Oxygen Therapy products. Sales to the alternate site market increased by $0.3M or 1.4%, primarily attributable to sales volume in Aerosol Therapy, Humidification and Airway Management product groups. Sales to the Company’s OEM customers increased by $0.3 million or 4.8%, attributable to changes in sales mix. These gains were partially offset by a decline in sales into Latin America of $0.6 million or 18.4%. Sales into other markets were relatively unchanged representing a decrease of $0.1 million from the prior year.

The Company’s gross profit for the first nine months of 2003 was $59.6 million, an increase of $7.5 million or 14.4% from the first nine months of 2002. As a percentage of sales, the gross profit was 43.9% and 40.9% for the first nine months of 2003 and 2002, respectively. The following contributed to the improvement in 2003 margin; (i) greater volume of higher margin products (1.5 margin points) in the domestic hospital market primarily in Oxygen Therapy and Airway Management product groups; (ii) greater volume (0.4 margin points) in the Pacific Rim market primarily in the Humidification product group; (iii) improved absorption of manufacturing costs due to higher production during 2003 (1.0 margin points); and (iv) the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products (1.1 margin points). These increases in margin were partially offset by: (i) incremental costs associated with the move of the Argyle, New York facility to Tecate, Mexico in 2003 (0.4 margin points); and (ii) other factors (.6 margin points).

Selling expenses were $16.0 million for the first nine months of 2003 as compared to $15.4 million in the first nine months of 2002, representing an increase of $0.6 million or 3.9%. The increase was due to unfavorable changes in exchange rates of $0.8 million and compensation expense of $0.4 million due to increases in staffing, offset by spending declines of $0.6 million primarily due to lower fees associated with Group Purchasing Organizations in the domestic hospital market. As a percentage of net sales, selling expenses were 11.8% in the first nine months of 2003 as compared to 12.1% in the first nine months of 2002.

Distribution expenses were $7.6 million for the first nine months of 2003 as compared to $6.9 million in the first nine months of 2002, representing an increase of $0.7 million or 10.1%. The increase was primarily attributable to unfavorable changes in exchange rates of $0.4 million, increased intracompany freight charges of $0.6 million and increased European distribution expenses of $0.3 million. The increases were partially offset by decreased labor and overtime of $0.6 million in the Domestic operations. As a percentage of sales, distribution expense was 5.6% in the first nine months of 2003 and 5.4% in the first nine months of 2002.

General and administrative expenses were $13.8 million in the first nine months of 2003 as compared to $12.7 million in the first nine months of 2002, representing an increase of $1.1 million or 8.7%. This increase was primarily the result of unfavorable changes in exchange rates of $0.5 million and increased expenses due to higher compensation and fringe benefit expenses offset in part by the elimination of consulting and third party expenses associated with the debt restructuring in May 2002, together resulting in a net increase of $0.6 million. As a percentage of net sales, general and administrative expenses were 10.2% in the first nine months of 2003 as compared to 10.0% in the first nine months of 2002.

Interest and other expense was $17.4 million for the first nine months of 2003 as compared to $15.8 million in the first nine months of 2002, representing an increase of $1.6 million or 10.1%. The increase was primarily due to the treatment of preferred stock dividends as interest expense of $1.5 million during 2003 (See footnote 1 on the Company’s adoption of SFAS 150) and the increase in interest expense associated with increased debt to affiliates of $1.3 million offset by lower interest expense (down $1.2 million) associated with decreased bank borrowings. During the last quarter of 2003, the company expects to write-off the remainder of deferred financing charges of approximately $0.6 million as other expense associated with the refinancing of the Company’s Credit Facility completed in October 2003.

Income tax provision was $1.9 million for the first nine months of 2003 as compared to $2.1 million in the first nine months of 2002 and related primarily to foreign income taxes.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and borrowings under its working capital bank facility. Cash provided by operations totaled $15.0 million and $5.9 million for the first nine months of 2003 and 2002, respectively. The increase for the first nine months of 2003 as compared to the first nine months of 2002 is primarily attributable to increased operating income, a decrease in accounts receivable, an increase in accrued liabilities, offset in part by an increase in inventory. The Company had working capital of $7.1 million and $8.4 million as of the end of September 30, 2003 and December 31, 2002, respectively. Inventories were $25.8 million and $22.6 million as of the end of September 30, 2003 and December 31, 2002, respectively. Accounts receivable, net of allowances, were $22.3 million and $24.2 million at September 30, 2003 and December 31, 2002, respectively.

During the nine months ended September 30, 2003 and 2002, net cash used in investing activities was $5.3 million and $5.1 million, respectively. Cash was used primarily for the purchase of manufacturing equipment and new heater production.

During the nine months ended September 30, 2003 and September 30, 2002, net cash used by financing was $12.3 million and $2.1 million, respectively, reflecting repayment on the Company’s borrowings in the first nine months of 2003 and 2002.

As of September 30, 2003, the Company had outstanding $213.7 million of indebtedness, consisting of $115.0 million of Senior Subordinated Notes, borrowings of $46.0 million under the Company’s Credit Facility, $39.3 million in notes payable to affiliates and $13.4 million in outstanding borrowings under the bank facility of Hudson RCI AB, the Company’s European subsidiary. On October 7, 2003 the Company completed a new $60 million Senior Secured Facility. The new Senior Secured Revolving Facility replaces the Credit Facility that would have expired in 2004.

The Company has issued to Holding 525,938 shares (including shares issued as payment in kind dividends) of Company Preferred Stock with an aggregate liquidation preference of $52.6 million. At the election of the Company, dividends may be paid in kind until April 15, 2005 and thereafter must be paid in cash. The Senior Secured Credit Facility currently prohibits the Company from paying cash dividends on this Preferred Stock.

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

At September 30, 2003, the Company was in compliance with all provisions of its debt securities and preferred stock.

The following is a summary of the Company’s consolidated contractual obligations as of September 30, 2003. The long term debt is based on the new contractual terms of the Senior Secured Revolving Facility and the affiliate notes are based on the amended maturity date:

	Payments Due by Period
(amounts in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$213,752	$8,593	$11,900	$35,947	$157,312
Mandatorily redeemable preferred securities	54,876	—	—	—	54,876
Leases and other commitments	10,637	2,724	4,402	1,119	2,392

Total contractual obligations	$279,265	$11,317	$16,302	$37,066	$214,580

The Company believes that cash generated from anticipated improved operating performance, together with the refinancing of its Credit Facility will provide sufficient liquidity to fund its operations and meet its obligations for the next twelve months. If the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company would have to initiate measures to raise cash through additional debt or equity issuances, additional asset sales and/or curtail operations. The Company has no commitments for additional debt or equity and no assurance can be given as to whether or, on what terms, additional debt or equity investments could be obtained, if required. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investment would have a material adverse effect on the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), during the period covered by this report, that such disclosure controls and procedures were effective as of the end of the period covered by this report. No changes in the Company’s internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The Certificate of Determination for the Company Preferred Stock was amended on October 2, 2003, to extend the time period in which the Company may pay dividends in kind on the Company Preferred Stock by one year. The amendment allows the Company to pay dividends in kind on the Company Preferred Stock to and including April 15, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Hudson RCI, as amended to date.

10.1	Loan and Security Agreement, dated as of October 7, 2003, among Hudson RCI, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc. (“Wells Fargo”), as the Arranger and Administrative Agent.

10.2	Stock Pledge Agreement, dated as of October 7, 2003, between Holding and Wells Fargo, as the arranger and administrative agent.

10.3	Stock Pledge Agreement, dated as of October 7, 2003, among Hudson RCI, IH Holding LLC and Wells Fargo, as the arranger and administrative agent.

10.4	Security Agreement, dated as of October 7, 2003, among affiliates of Hudson RCI signatory thereto and Wells Fargo, as the arranger and administrative agent.

10.5	Patent Security Agreement, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

10.6	Trademark Security Agreement, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

10.13	General Continuing Guaranty, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

10.16	Intercompany Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, Holding, IH Holding LLC, Tecate, Industrias Hudson, HRC Holding Inc. and Wells Fargo, as arranger and administrative agent.

10.17	Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, FS Equity Partners IV, L.P. and Wells Fargo, as arranger and administrative agent.

10.22	Deed of Trust, Financing Statement, Fixture Filing, Assignment of Rents and Security Agreement, dated as of October 7, 2003, by and from Hudson RCI to Chicago Title Company as Trustee for the benefit of Wells Fargo.

10.23	Loan and Security Agreement, dated as of October 7, 2003, among Hudson RCI, the Lenders that are signatory thereto and MW Post Advisory Group, LLC (“MW Post”), as Administrative Agent.

10.24	Stock Pledge Agreement, dated as of October 7, 2003, between Holding and MW Post, as the administrative agent.

10.25	Stock Pledge Agreement, dated as of October 7, 2003, among Hudson RCI, IH Holding LLC and MW Post, as the administrative agent.

10.26	Security Agreement, dated as of October 7, 2003, among affiliates of Hudson RCI signatory thereto and MW Post, as the administrative agent.

10.33	Patent Security Agreement, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.34	Trademark Security Agreement, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.35	General Continuing Guaranty, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.36	Intercompany Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, Holding, IH Holding LLC, Tecate, Industrias Hudson, HRC Holding Inc. and MW Post, as administrative agent.

10.37	Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, FS Equity Partners IV, L.P. and MW Post, as administrative agent.

10.38	Deed of Trust, Financing Statement, Fixture Filing, Assignment of Rents and Security Agreement, dated as of October 7, 2003, by and from Hudson RCI to Chicago Title Company as Trustee for the benefit of MW Post.

10.39	Form of Unsecured Senior Promissory Note.

10.40	Form of Agreement to Amend a series of Unsecured Senior Promissory Notes issued by Hudson RCI in an aggregate principal amount of $12,000,000.

10.41	Form of Agreement to Amend a series of Unsecured Senior Promissory Notes issued by HRC Holding Inc. in an aggregate principal amount of $10,100,000.

10.42	Form of Agreement to Amend as series of Senior Subordinated Convertible Promissory Notes in an aggregate principal amount of $9,951,250.

10.43	Form of Agreement to Amend certain promissory notes held by FSEP IV.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RESPIRATORY CARE INC.,
a California corporation

November 14, 2003	by:	/s/ Patrick G. Yount
Patrick G. Yount
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)