Form 10-K
period 2003-12-31
HUDSON RESPIRATORY CARE INC
filed 2004-03-22
CIK 1061893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    Not Applicable   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    Not Applicable  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No   ☒

As of March 16, 2004 the number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the registrant outstanding) was 10,654,293. The registrant’s Common Stock is not traded in a public market.

Aggregate market value of the registrant’s voting and nonvoting Common Stock: Not Applicable

Documents Incorporated by Reference: None

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

Year Ended December 31, 2003

PART I

Item 1. Business

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words “believes,” “anticipates,” “estimates,” “intends,” “expects,” and words of similar import. All statements other than statements of historical fact included under “Item 1. Business,” “Item 2. Properties,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking information and may reflect certain judgments by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Hudson Respiratory Care Inc. and its subsidiaries or the respiratory care and anesthesia products industries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks, uncertainties and other factors include, but are not limited to, those identified in the “Risk Factors” section of this Form 10-K located at the end of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

General

Hudson Respiratory Care Inc. (“Hudson RCI” or the “Company”) is a leading manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company offers one of the broadest respiratory care and anesthesia product lines in the industry, including such products as oxygen masks, humidification systems, incentive breathing exercisers, endotracheal tubes, small volume nebulizers, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers such as outpatient surgery centers, long-term care facilities, physician offices, home health care agencies and the pre-hospital market. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company’s products are sold to nearly 1,900 distributors and alternate site service providers and shipped to over 5,400 customer locations in more than 100 countries worldwide. The Company has supplied the disposable respiratory care market for over 58 years and is known for impeccable product quality, a strong brand name and leading market positions.

The Company manufactures and markets approximately 2,000 respiratory care and anesthesia products. The Company believes that its broad product offering represents a competitive advantage over suppliers with more limited product offerings, as health care providers seek to reduce medical supply costs and concentrate purchases among fewer vendors. The Company also benefits competitively in the United States from its extensive relationships with leading group purchasing organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”), as these types of organizations play an increasingly important role in hospitals’ purchasing decisions.

The Company maintains two manufacturing facilities and three distribution facilities in the United States, one manufacturing facility and one assembly operation in Mexico, an assembly and distribution facility in Malaysia and sales and marketing offices in the United States, Sweden, the United Kingdom, France and Germany.

Hudson Oxygen Therapy Sales Company (“Hudson Oxygen”), Hudson RCI’s predecessor, was founded in 1945. In 1988, Hudson Oxygen formed Industrias Hudson, a subsidiary that oversees the Company’s assembly operation in Mexico. In 1989, Hudson Oxygen merged with Respiratory Care Inc. to form Hudson RCI. In April 1998, the Company consummated a recapitalization, pursuant to which it became a majority-owned subsidiary of River Holding Corp. (“Holding”). In the past five years, the Company has completed a number of strategic acquisitions in order to expand its product line and geographic penetration. Most significantly, the July 1999 acquisition of Hudson RCI AB (formerly Louis Gibeck AB), a Swedish company that manufactures and markets heat moisture exchangers (“HMEs”) and filters under the Gibeck brand name, the November 1999 acquisition of Tyco’s Voldyne® incentive breathing exerciser product line and the October 2000 purchase of the SHERIDAN® endotraheal tube product line from Tyco. Hudson RCI’s principal executive offices are located at 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589, and its telephone number is (909) 676-5611.

Industry Overview

The Company breaks down the worldwide market for disposable respiratory care and anesthesia products into the U.S. Hospital market, the U.S. Alternate Site market and the international market. In the respiratory and anesthesia clinical areas, oxygen or an anesthetic agent is delivered from a gas source, such as a mechanical ventilator or respirator, to the patient’s pulmonary system. The gas is typically delivered to the patient through specialized tubing connecting to a cannula, mask or endotracheal tube. In addition, it is often clinically desirable to humidify or medicate the gas prior to delivery to the patient. The market for respiratory care and anesthesia products, including disposable products, is expected to be positively impacted by demographic trends, both domestically and internationally. In the United States, changes in demographics, including an aging population, increased incidence and awareness of respiratory illnesses and heightened focus on cost-efficient treatment, have had a positive impact on the domestic respiratory care and anesthesia markets. There has been an increasing incidence of respiratory illnesses (such as asthma and emphysema), due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. The Company believes that the international respiratory care and anesthesia markets will experience many of the trends currently affecting domestic markets. In addition, many international markets have high incidences of communicable respiratory diseases and are becoming increasingly aware of the clinical and economic value of single-use, disposable products.

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

Cost containment has caused consolidation throughout the health care product supply channel, which has favored reliable manufacturers with large, high quality product offerings and competitive pricing. In an effort to contain costs, service providers have consolidated and affiliated with GPOs, which take advantage of group buying power to obtain lower supply costs. This, in turn, has led to consolidation among distributors, who seek to provide “one-stop shopping” for these large buying groups. Distributors have also sought to concentrate purchases among fewer vendors in an effort to reduce supply costs. Since selection as a contracted GPO provider and strong relationships with distributors are critical to many health care manufacturers, the Company has responded to these trends by providing a broad range of integrated products, combined with reliable delivery and strong after-sales support.

Cost containment has also caused a migration of the decision making function with respect to supply acquisition to include both the clinician and the administrator. As teams of clinicians, purchasing agents, materials managers and upper level administrative management become more involved in the purchasing decision, a greater emphasis will be placed on overall value (price/product features and clinical/patient benefits).

As a result of U.S. cost containment measures, health care is increasingly provided outside of traditional hospital settings through lower cost alternate health care sites, such as outpatient surgery centers, long-term care facilities, physician offices and patients’ homes. Growth of the U.S. Alternate Site market is also attributable to advances in technology that have facilitated the delivery of care outside of the hospital, an increased number of illnesses and diseases considered to be treatable outside of the hospital and increased acceptance by the medical community of, and patient preference for, non-hospital treatment.

Products

The Company manufactures and markets products for use in respiratory care and anesthesia. The products for each market are similar and often overlap, as do the distribution channels.

The Company categorizes its products into four clinical product groups (i) oxygen therapy; (ii) airway management; (iii) humidification; and (iv) aerosol therapy. Although the Company’s sales efforts differ depending on the clinical use of its products, management focuses on geographic segments for strategic decision making.

Product Group	Description
Oxygen Therapy: oxygen masks, cannulae, oxygen tubing, prefilled and refillable humidifiers, oxygen regulators, cylinder carts and bases, oxygen analyzers/monitors, oxygen sensors, and adaptors and connectors.	Used to transport, regulate, deliver and analyze therapeutic, supplemental oxygen to a patient. Cylinder carts and bases are used to transport and stabilize oxygen cylinders. Regulators control the pressure and flow of oxygen from the primary gas source to the patient. Oxygen masks and nasal cannulae cover the nose and mouth or fit inside the nostrils and are connected to an oxygen source via small diameter tubing through which oxygen flows. Oxygen analyzers, monitors and sensors are utilized to measure and monitor the oxygen concentration being delivered to the patient. Adaptors and connectors are frequently used in respiratory care and anesthesia to add accessories, modify configurations, and/or customize other related products to meet specific needs.

Airway Management: oral airways, SHERIDAN® endotracheal tubes, Voldyne® incentive breathing exercisers (IBEs), disposable and re-useable resuscitation bags, hyperinflation bags, breathing bags, air cushion masks, anesthesia circuits, filters and Ventilarm® monitors.	Used to secure and maintain an open airway and unobstructed breathing passage; convey an oxygen/air mixture and/or anesthetic gas from a mechanical ventilator, anesthesia gas machine to a patient; artificially support ventilation during resuscitative efforts; and measure and monitor airway pressure.

Humidification: ConchaTherm® heated humidifiers and accessories, Humid-Heat® system and accessories, Concha® water, ConchaPak®, Aqua+® and Humid-Vent® HMEs, volume ventilator circuits, heated wire circuits, neonatal CPAP and CPAP heated humidifiers.	Heated humidification systems actively heat and humidify oxygen/air mixtures or anesthetic gases provided by a mechanical ventilator or anesthesia gas machine or other gas source. Heat Moisture Exchangers (HMEs) passively conserve the heat and humidity in the patient’s exhaled breath for use during inspiration. Breathing filters are used to protect patients, caregivers and medical equipment from cross-contamination with bacteria and viruses. The infant CPAP system provides non-invasive respiratory support to premature infants with under-developed, immature lungs.

Aerosol Therapy: AquaTherm® and ThermaGard® nebulizer heaters, aerosol masks, prefilled and refillable large volume nebulizers, aerosol tubing, unit dose solutions, small volume nebulizers, peak flow meters, spacers/changers and compressor accessories.	Used to create and deliver aerosolized particles of liquid water, sodium chloride or medication solutions to the patient’s airways to dilute and mobilize secretions and/or dilate constricted breathing passages. The peak flow meter is used to monitor the patient’s respiratory status before and after an aerosolized medication treatment. Spacers/Chambers are used as an adjunct to metered dose inhaler therapy to facilitate optimal treatment effectiveness.

The Company’s percentage of sales by product group for the years ending December 31, 2003, 2002 and 2001 is as follows:

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Oxygen Therapy	29.4%	32.1%	32.6%
Airway Management	25.5	28.1	29.2
Humidification	24.3	23.5	21.6
Aerosol Therapy	20.8	16.3	16.6

	100.0%	100.0%	100.0%

Sales, Marketing and Distribution

The Company’s main focus for operational management and strategic decisions is based on geographic segments. These are defined as the United States and European operations, each having their own, distinct management team.

The Company has sales offices in California, Sweden, Germany, France and the United Kingdom and two distribution facilities in the United States, one in Europe and one in Malaysia. Additionally, the Company contracts with a third-party distribution facility in Charlotte, North Carolina. The Company also employs sales managers in Thailand, China, Mexico, Chile and Australia. While a majority of the Company’s U.S. Hospital sales logistically moves through distributors, the Company’s marketing efforts are focused on the health care service provider. In the alternate site market, the Company both sells and markets directly to the service provider. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. See Note 9 to “Item 8. Financial Statements” for information with respect to international sales. The Company’s U.S. sales personnel currently call on approximately 5,300 hospitals and surgery centers, over 50 hospital distributors and over 1,100 alternate site customers. Due to consolidation and cost pressures among the Company’s customer base, the Company’s target call point at the health care provider has changed to include the clinician, a purchasing manager or corporate executive.

In the current U.S. Hospital market environment, GPO and Integrated Delivery Network (“IDN”) relationships are an essential part of access to the Company’s target markets and the Company has entered into preferred supplier arrangements with eight national GPOs. The Company is typically positioned as either a sole supplier of respiratory care disposables to the GPO, or as one of two suppliers. While these arrangements set forth pricing and terms for various levels of purchasing, they do not obligate either party to purchase or sell a specific amount of product. In addition, GPO affiliated hospitals often purchase products from other suppliers notwithstanding the existence of sole or dual source GPO arrangements. Further, these arrangements are terminable at any time, but in practice usually run for two to three years. The Company enjoys longer terms with three of its major GPOs, Novation LLC, Consorta and HealthTrust Purchasing Group. The Company’s most significant GPO relationships are with Novation LLC, HealthTrust Purchasing Group, AmeriNet Inc., Consorta, Broadlane and Med Assets.

Health care providers have responded to pressures to reduce their costs by merging with other facilities, which make up the care continuum. Changes to the Company’s customer base may result in the renegotiation of contracts, the granting of price concessions or in the loss of the customer. Alternatively, to the extent a customer of the Company grows through acquisition activity, the Company may benefit from increased sales to the larger entity.

The Company markets its products primarily through consultative dialogue with health care providers, targeted print and web site advertising, trade shows, selective promotional arrangements with distributors and the Company’s heater lease program. To support sales of the entire line of humidification and ventilation products, the Company leases heaters to domestic customers without charge. The revenues from the sale of products used in connection with the operation of the heaters covers the depreciation of the heater cost.

The Company utilizes a network of over 50 hospital distributors, as well as over 1,100 alternate site distributors and end-users, to reach its markets. The Company has been selected as the FOCUS preferred vendor of respiratory disposables for Owens & Minor Inc. Such status provides some competitive advantage to the Company’s products versus competing product lines. Owens & Minor Inc. is the Company’s largest distributor, accounting for approximately $35.9 million or approximately 19.4% of total 2003 net sales, $32.7 million or approximately 19.1% of total 2002 net sales and $30.4 million or 19.4% of total 2001 net sales. The Company provides a price list to its distributors which details base acquisition prices. Distributors receive orders from the healthcare service providers and charge the contract pricing (which is determined by their GPO affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between base acquisition price and the specific contract price to the distributor. The Company’s international distributors outside of the European Union (“EU”), Middle East and Africa place their orders directly with dedicated international customer service representatives. Customer orders are shipped from one of two warehouse locations. Sales strategies and marketing plans are tailored to each specific country and clinical product group. Region and territory sales managers are responsible for the launch of products into their markets, including related support and training. The Company utilizes a network of approximately 120 international distributors, typically on an exclusive basis by product group or market/country. Customers within Europe, the Middle East and Africa are serviced by the Company’s Sweden office.

Manufacturing and Assembly

The Company operates two manufacturing facilities in the United States, one in Tecate, Mexico and assembly facilities in Ensenada, Mexico and Kuala Lumpur, Malaysia. While the Company believes that it is operating at a high utilization rate, existing facilities could support increased capacity with additional machinery and workers. The Company’s manufacturing facility in Temecula, California operates 71 injection molding machines. During the past several years, many of the machines have been replaced with more efficient models, which have increased capacity. Tubing is produced on 11 extrusion lines: six corrugated, four vinyl and one repellitizer/regrinder. The Temecula facility uses approximately 19 million pounds of over 30 different kinds of resin annually; the most prominent are PVC, polyethylene, polypropylene and polystyrene. Sterile prefilled humidification and nebulization products are manufactured using nine blow/fill/seal machines in the Company’s facility in Arlington Heights, Illinois. The Company has planned to purchase an additional three machines to expand the capacity of the Arlington Heights facility.

The Company has completed the relocation of the SHERIDAN® endotracheal tubes product line from Argyle, New York to Tecate, Mexico. Furthermore, the Voldyne® IBE product line was moved from Temecula, California to Tecate, Mexico. The Tecate facility currently operates four extrusion lines, four blow molding machines, seven assembly lines and three packaging machines for the endotracheal product line. In addition, Tecate has three IBE work cells that consist of blow molding, assembly and packaging machines.

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

The Company monitors the quality of its products at its manufacturing facilities by statistical sampling and visual and dimensional inspection. The Company also inspects incoming raw materials for inconsistencies, rating its vendors on quality and delivery time. The Company is routinely audited by the Food and Drug Administration (“FDA”) and has received no significant regulatory actions. The Company is in substantial compliance with the GMP/QSR regulations of the FDA and the United States and Mexico operations have qualified for an “advanced notification” program allowing the Company to be informed of FDA inspections in advance. The Company utilizes outside facilities for sterilization of products produced in Temecula, Arlington Heights, Kuala Lumpur, Tecate and Ensenada. Certain Arlington Heights products are manufactured in a sterile environment and are certified sterile as a result of the production process. The Ensenada, Tecate, Temecula, Sweden and Arlington Heights facilities are certified as ISO 9001 and ISO 13485 compliant and the Kuala Lumpur facility is certified as ISO 9002 compliant.

Suppliers and Materials

The Company’s primary raw materials are various resins, which are formed into the Company’s products. The top 10 purchased products in 2003 were tubing grade PVC, LDPE-EVA, mask grade PVC, polystyrene, polypropylene, clear PVC, manual resuscitators, elastic, bag material and aerosol pocket chambers. The Company believes that it is able to purchase materials at a cost no higher than its competitors. The Company believes that sufficient availability exists for its raw materials, as they consist of mainly readily available plastic resins.

Research and Development

The Company believes product development and innovation are an essential part of its continued success. The Company focuses on developing new products, design enhancements to existing products and process improvements to its manufacturing operations. Manufacturing, sales, marketing and clinical expertise is incorporated into the research and development process. This expertise is expected to continue to be performed by internal staff for the foreseeable future, however external expertise is utilized as necessary.

The Company develops new products to expand its product line in anticipation of changes in demand. Significant advances to humidification products introduced include; CONCHATHERM® IV Plus heated humidifier for respiratory support, CONCHATHERM® 2000 heater humidifier for the sleep apnea market, and a first of its kind active humidification system, Humid-Heat®, which incorporates the desired features of passive and active humidification for respiratory support. Complementing its new active humidifier, the Company recently introduced an enhanced line of heated wire ventilator circuits, a nebulizer adaptor (NebTee) to allow in-line nebulization of medication without contamination, the patient-ventilator system and a series of flexible adaptors and connectors for respiratory care and anesthesia.

As of December 31, 2003, the Company’s research and development department consisted of 20 people including engineers, scientists and technicians. The Company incurred research and development expenses of $3.2 million, $2.6 million and $2.0 million in 2003, 2002 and 2001, respectively.

Competition

The global medical supply industry is highly fragmented and characterized by intense competition. Many of the products manufactured by the Company are available from several sources and many of the Company’s customers have relationships with several manufacturers. Competition in the international market includes both local and global manufacturers. The Company’s primary competitor in the U.S. respiratory care sector is Cardinal Health (formerly, Allegiance Healthcare) and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. (“SIMS”) and Vital Signs, Inc. The Company competes on the basis of brand name, product design, quality, breadth of product line, service and price.

Patents and Trademarks

The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does seek and obtain intellectual property rights on concepts, processes and trademarks when appropriate. The Company has 17 active utility patents and several design patents in the United States with the majority of the patents maintained in other countries. One patent expires in 2007, three expire in 2008 and the remaining patents expire between 2010 and 2019. The Company has over 60 well recognized and accepted registered trademarks in the United States, which are also recognized in other countries in which the Company manufactures, distributes or sells its products.

Government Regulation and Environmental Matters

The Company and its customers and suppliers are subject to extensive federal and state regulation in the United States, as well as regulation by foreign governments. Most of the Company’s products are subject to government regulation in the United States and other countries. In the United States, the Food, Drug and Cosmetic (“FD&C “) Act and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Foreign sales are subject to similar requirements.

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

The Company is also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, business licenses, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants. The Company owns and leases properties, which are subject to environmental laws and regulations.

Employees

As of March 16, 2004, the Company employed 2,174 employees in the United States and abroad, substantially all of whom were full-time employees. None of the Company’s employees are represented by unions and the Company considers its employee relations to be good.

Where You Can Find More Information

Although the Company is not subject to the reporting requirements of the Securities and Exchange Act of 1934, the Company files periodic reports with the Securities and Exchange Commission (“SEC”). You may read and copy the periodic reports that the Company has filed or may file in the future at the SEC’s public reference facility at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a web site that contains periodic reports and other information regarding the registrants that file electronically with the SEC at http://www.sec.gov.

Item 2. Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased	Lease Expiration
United States:

Temecula, California (Headquarters, offices)	26,000	Owned
Temecula, California (manufacturing)	119,000	Owned
Temecula, California (distribution)	99,000	Leased	November 2005
Arlington Heights, Illinois (manufacturing)	94,000	Leased	May 2010
Elk Grove, Illinois (distribution)	73,000	Leased	May 2010

International:

Ensenada, Mexico (manufacturing)	97,000	Owned
Tecate, Mexico (manufacturing)	90,200	Leased	March 2005
Stockholm, Sweden (Headquarters, offices)	16,500	Leased	October 2006
Ashby de la Zouch, U.K. (sales office)	3,850	Leased	May 2006
Lyon, France (sales office)	3,080	Leased	April 2005
Lohmar, Germany (sales office)	2,255	Leased	April 2005
Kuala Lumpur, Malaysia (manufacturing)	33,300	Leased	July 2004

The Company owns approximately 10 acres of land in Temecula, California on which its headquarters and a manufacturing center are located. The Company owns the Ensenada facility and the underlying land is held in a 30 year trust that expires in August 2019.

The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs.

Item 3. Legal Proceedings

The Company is not a party to any material lawsuits or other proceedings, including suits relating to product liability and/or patent infringement. While the results of the Company’s other existing legal matters and proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities, if any, will have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submissions of Matters to a Vote of Security Holders

On October 2, 2003, the holders of a majority of the outstanding 11 1/2% Senior PIK Preferred Stock of the Company (the “Senior Preferred Stock”), 12% Junior Convertible Preferred Stock of the Company (the “Junior Preferred Stock”) and Common Stock, each class voting separately, by written consent, approved an amendment to the Certificate of Determination for the Senior Preferred Stock to extend the time period in which the Company may pay dividends in kind on the Senior Preferred Stock through and including April 15, 2005. 470,307 shares of Senior Preferred Stock, all of shares of Junior Preferred Stock and 8,654,293 shares of Common Stock consented to the amendment.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Company’s Common Stock. As of March 16, 2004, all of the outstanding Common Stock of the Company is held by two holders of record, Holding and the shareholder of the Company prior to the recapitalization.

The Company issued non-qualified options to purchase an aggregate of 800,000 and 3,550,000 shares of Common Stock in 2003 and 2002, respectively, to its officers, directors and employees under the Company’s 2001 Nonqualified Stock Option Plan. The issuances were exempt from the registration requirements of the Securities Act either by virtue of (i) an exemption provided by Rule 701 promulgated under the Securities Act or (ii) a “no sale” theory under Section 5 of the Securities Act, since none of the optionees provided any consideration for the grants (the sale of the underlying option shares occurs only when the option is exercised and the purchase price for the shares is paid to the Company).

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

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and operating data as of and for each of the five fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999. Financial data as of and for each of the five years in the period ended December 31, 2003, were derived from the Company’s audited consolidated financial statements and notes thereto. All the data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto included elsewhere in this Report.

	Year
	2003		2002		2001		2000	1999
	(dollar amounts in thousands)
Operating Data:
Net sales	$184,595		$171,959		$158,068		$159,278	$128,803
Cost of sales	102,610		102,511		109,010		84,923	75,418

Gross profit	81,985		69,448		49,058		74,355	53,385
Operating expenses:
Selling expenses	20,964		20,370		20,337		18,262	13,122
Distribution expenses	10,177		9,174		10,588		10,109	4,647
General and administrative expenses	19,387	(a)	18,549	(c)	30,205	(e)	27,343 (g)	14,732	(h)
Impairment of goodwill	—		—		33,128	(f)	—	—
Impairment of fixed assets	—		—		4,469	(f)	—	—
Research and development expenses	3,236		2,578		2,043		2,387	2,031

Operating income (loss)	28,221		18,777		(51,712)		16,254	18,853

Other (income) and expenses:
Interest expense	24,612	(b)	20,875		20,542		21,089	17,263
Other (income) expense	(264)		(2,331	)(d)	1,563		1,159	1,232
Loss on early extinguishment of debt	573		—		—		—	—

Total other expense	24,921		18,544		22,105		22,248	18,495

Income (loss) before provision for income taxes	3,300		233		(73,817)		(5,994)	358
Provision for income taxes	1,716		1,897		69,854	(f)	3,203	1,586

Net income (loss)	$1,584		$(1,664)		$(143,671)		$(9,197)	$(1,228)

	Year
	2003	2002	2001	2000	1999
	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$144,710	$137,937	$137,055	$275,234	$251,819
Total debt	284,112	278,928	271,136	261,975	247,115
Shareholders’ deficit	(167,915)	(171,068)	(167,821)	(22,775)	(14,649)
Working capital	22,797	13,081	(160)	29,559	35,971
Other Financial Data:
Net cash provided by operating activities	$18,611	$6,261	$5,564	$10,379	$7,097
Net cash used in investing activities	(7,496)	(379)	(9,017)	(26,941)	(75,818)
Net cash (used in) provided by financing activities	(9,468)	(5,545)	7,330	17,464	71,529
Depreciation and amortization (i)	$10,513	$9,770	$12,656	$11,719	$8,315
Capital expenditures	7,518	7,546	9,029	11,329	10,973

(a)	Consists of (i) general and administrative expense of $19,248 and (ii) provision for bad debts of $139.
(b)	Includes $3.1 million of interest expense associated with the mandatorily-redeemable preferred stock due to adoption of SFAS 150.
(c)	Consists of (i) general and administrative expense of $17,704 and (ii) provision for bad debts of $845.
(d)	Includes a $2.3 million gain on sale of facilities in Temecula, California.
(e)	Consists of (i) general and administrative expense of $23,889, (ii) amortization of goodwill of $3,490 and (iii) provision for bad debts of $2,826.
(f)	For additional explanation, see “2001 Fourth Quarter Charges” section “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(g)	Consists of (i) general and administrative expense of $24,237 and (ii) provision for bad debts of $3,106.
(h)	Consists of (i) general and administrative expense of $14,292 and (ii) provision for bad debts of $440.
(i)	Consists of depreciation and amortization expense of $10,113, $9,370 and $12,223 in 2003, 2002 and 2001, respectively and amortization of capitalized subordinated debt fees of $400, $400 and $433 in 2003, 2002 and 2001, respectively.

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

Recent Developments

On October 7, 2003, the Company refinanced its existing Credit Facility with a new $60.0 million Senior Secured Revolving Facility (the “Revolving Facility”) consisting of a $30.0 million Revolving A Facility and a $30.0 million Term B Facility. Both credit facilities mature on October 1, 2007. The Company recorded a loss on the extinguishment of its existing Credit Facility of $0.6 million in the quarter ending December 31, 2003.

As a condition to the extension of credit under the Revolving A Facility and the Term B Facility, on September 30, 2003 the holders of a majority of the outstanding principal amount of the Senior Subordinated Convertible Promissory Notes of the Company and Unsecured Senior Promissory Notes of the Company, shown as “Notes Payable to Affiliates” on the Company’s consolidated balance sheet, agreed to amend their respective notes to extend the maturity to March 31, 2008.

As a condition to the extension of credit under the Revolving A Facility and the Term B Facility, on October 2, 2003, the holders of a majority of the outstanding Senior Preferred Stock, Junior Preferred Stock and Common Stock, each class voting separately, by written consent of the shareholders approved an amendment to the Certificate of Determination for the Senior Preferred Stock to extend the time period in which the Company may pay dividends in kind on the Senior Preferred Stock by one year, to April 15, 2005. In addition, the holders of a majority of the outstanding 11 1/2% Senior PIK Preferred Stock due 2010 of Holding (the “Holding Preferred Stock”), 12% Junior Convertible Preferred Stock of Holding and the Common Stock of Holding, voting separately as a class, by written consent, approved an amendment to the Certificate of Designation of the Holding Preferred Stock to extend the time period in which Holding may pay dividends in kind on the Holding Preferred Stock by one year, to April 15, 2005.

On October 9, 2003, the Company’s European Subsidiary, Hudson AB refinanced its existing bank Credit Facility with a new $19.2 million bank credit facility (the “HRCI AB Facility”). Proceeds from the new facility were used to repay borrowings under the previous arrangement (approximately $13.4 million) with the balance under the new facility available for working capital and general corporate purposes.

Critical Accounting Policies

Revenue Recognition: The Company recognizes revenue net of reserves when product is shipped and title passes to the customer as the earnings process is substantially complete at that time. The Company establishes reserves for sales returns for shipping errors or damaged goods, rebates and other allowances based on historical experience. The Company sells its products to its distributors based on a listed price. Distributors charge the service providers, or the distributor’s end customers, a contract price (which is determined by their group purchasing organization affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between the list price and the specific contract price to the distributor. The Company records revenue and receivables net of rebatable amounts, based on historical experience. In the event no rebate is payable, the rebate amount is reversed and recognized as revenue.

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

Inventory: Inventories are stated at the lower of cost (first-in, first-out (“FIFO”) method) or market. Management utilizes various analyses based on forecasts, historical sales and inventory levels to ensure that the current carrying value of inventory accurately reflects the current and expected requirements of the Company within a reasonable timeframe. Management also utilizes the various analyses to determine required reserves for excess and obsolete inventory and makes required adjustments, if necessary.

Impairment of Long-Lived Assets: The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to fair value and an impairment loss will be recognized.

Goodwill: The Company periodically reviews the recoverability of the carrying value of goodwill using the methodology prescribed in SFAS 142. Recoverability of goodwill is determined by comparing the fair value of the operating segments to the accounting value of the underlying net assets. If the fair value of the Company is determined to be less than the fair value of the net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the Company and the fair value of all other assets and liabilities.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2003, which note is incorporated herein by this reference.

Results of Operations

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Year
	2003	2002	2001
	(dollars in thousands)
Net sales	$184,595	$171,959	$158,068
Cost of sales	102,610	102,511	109,010

Gross profit	81,985	69,448	49,058
Selling expenses	20,964	20,370	20,337
Distribution expenses	10,177	9,174	10,588
General and administrative expenses	19,248	17,704	23,889
Amortization of goodwill	—	—	3,490
Impairment of goodwill	—	—	33,128
Impairment of fixed assets	—	—	4,469
Research and development expenses	3,236	2,578	2,043
Provision for bad debts	139	845	2,826

Total operating expenses	53,764	50,671	100,770

Operating income (loss)	$28,221	$18,777	$(51,712)

	Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.6	59.6	69.0

Gross profit	44.4	40.4	31.0
Selling expenses	11.4	11.8	12.9
Distribution expenses	5.5	5.3	6.7
General and administrative expenses	10.4	10.3	15.1
Amortization of goodwill	—	—	2.2
Impairment of goodwill	—	—	21.0
Impairment of fixed assets	—	—	2.8
Research and development expenses	1.8	1.5	1.3
Provision for bad debts	0.1	0.5	1.8

Total operating expenses	29.2	29.4	63.8

Operating income (loss)	15.2%	11.0%	(32.8)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales were $184.6 million in 2003 as compared to $172.0 million in 2002, representing an increase of $12.6 million or 7.3%. This increase was driven by increased volumes in most markets including the U.S. Hospital market where sales increased by $4.7 million or 5.2%; sales into the Pacific Rim which increased by $1.4 million or 11.7%; and sales into the U.S. Alternate Site market which were up $1.1 million or 4.4%. European sales increased by $5.6 million reflecting the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar (an increase to reported sales of $5.1 million). Sales to the Company’s OEM customers grew by $0.3 million reflecting the impact of favorable changes in exchange rates resulting from a weakened U.S. dollar (an increase to reported sales of $0.5 million) offset by a slight decrease of $0.2 million. These gains were partially offset by a decline in sales into Latin America of $0.4 million or 7.6%. Sales into other geographic areas were relatively unchanged representing a decrease of $0.1 million from the prior year.

The Company’s gross profit in 2003 was $82.0 million, an increase of $12.6 million or 18.1% from 2002. As a percentage of sales, gross margin in 2003 increased to 44.4% in 2003 from 40.4% in 2002. The increase in gross profit was primarily attributable to cost reductions of $6.6 million (3.5 margin points), higher overall sales volume primarily in the U.S. Hospital market ($2.3 million) and the favorable impact of the weakening value of the U.S. Dollar as compared to other countries’ currencies in which the Company distributes its products ($3.7 million or 0.5 margin points). The $6.6 million improvement in gross profit was driven by: (i) cost reductions of $3.3 million for products sold in the U.S. Hospital and Pacific Rim markets (1.7 margin points); (ii) cost reductions and price increases of $1.1 million for products sold into Europe (0.8 margin points); (iii) cost reductions of $0.9 million on the Company’s OEM products (0.4 margin points); and (iv) reduced spending of $1.3 million associated with the completion of the move of the Argyle, New York facility to Tecate, Mexico (0.6 margin points).

Selling expenses were $21.0 million in 2003 as compared to $20.4 million in 2002, representing an increase of $0.6 million or 2.9%. The increase was due to unfavorable changes in exchange rates of $1.1 million, offset by net spending declines of $0.5 million. These declines were attributable to lower expenses associated with changes in Company’s GPO programs (down $0.9 million) and reduced expenses associated with supporting the Company’s dealer base (down $0.6 million), offset by increases in staffing (up $0.7 million) and travel expense (up $0.3 million) both required to support the growth in sales. As a percentage of net sales, selling expenses were 11.4% in 2003 as compared to 11.8% in 2002. While we expect to maintain competitive contract terms and continue to improve selling expenses as a percentage of net sales, declines in expenses associated with the Company’s GPO programs and dealer incentives may not continue.

Distribution expenses were $10.2 million in 2003 as compared to $9.2 million in 2002, representing an increase of $1.0 million or 10.9%. The increase was primarily attributable to increases in expenses directly associated with greater sales volume including increased intracompany freight charges of $0.4 million, increased cost of shipping supplies of $0.4 million and increased European distribution expenses of $0.3 million. Distribution expense also increased due to unfavorable changes in exchange rates of $0.5 million. These increases were partially offset by decreased labor and overtime of $0.6 million in the domestic operations due to operating efficiencies. As a percentage of sales, distribution expense was 5.5% in 2003 and 5.3% in 2002.

General and administrative expenses, including the provision for bad debts, were $19.4 million in 2003 as compared to $18.5 million in 2002, representing an increase of $0.9 million or 4.5%. This increase was primarily the result of unfavorable changes in exchange rates of $0.7 million, increased incentive compensation of $0.9 million, increased staffing in Europe of $0.5 million, increased compensation and benefit expenses domestically of $0.4 million and increases in other expenses of $0.4 million. These increases were offset in part by the elimination of third party expenses associated with an amendment to the Company’s credit facility in May 2002 ($1.3 million) and reduced bad debt expense of $0.7 million. As a percentage of net sales, general and administrative expenses were 10.4% in 2003 as compared to 10.3% in 2002.

Research and development expenses were $3.2 million in 2003 as compared to $2.6 million in 2002, representing an increase of $0.6 million or 23.1%. This increase was primarily attributable to increases in personnel expense associated with increased product development activities of $0.4 million and unfavorable changes in exchange rates of $0.2 million. As a percentage of net sales, research and development expenses were 1.8% in 2003 as compared to 1.5% in 2002.

Interest and other expense was $24.9 million in 2003 as compared to $18.5 million in 2002, representing an increase of $6.4 million or 34.6%. The increase was primarily due to the treatment of preferred stock dividends as interest expense of $3.1 million during 2003 (due to adoption of SFAS 150) and the increase in interest expense associated with increased debt to affiliates of $1.4 million, offset by lower interest expense of $1.0 million associated with decreased bank borrowings. During the last quarter of 2003, the Company expensed the remainder of deferred financing charges of approximately $0.6 million as other expense associated with the refinancing of the Company’s Credit Facility completed in October 2003. During the fourth quarter of 2002, the Company recognized a gain of $2.3 million on the sale of facilities in Temecula, California.

Income tax provision was $1.7 million in 2003 as compared to $1.9 million in 2002 and related primarily to foreign income taxes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales on a consolidated basis were $172.0 million in 2002, an increase of $13.9 million or 8.8% from 2001. Sales for the U.S. Hospital market increased by $6.6 million or 6.7%. This increase was primarily the result of a weaker than normal flu season in 2001, the decision not to offer dealers purchase incentives at the end of 2001 and market share growth in 2002 in the Company’s core disposable product categories during 2002. Sales to the U.S. Alternate Site market increased by $0.6 million or 2.0%, primarily the result of overall growth in the marketplace. Sales into Europe increased by $3.1 million or 15.5%, as the Company saw significant growth in sales to end users through its European subsidiaries as well as sales to dealers. Sales to the Pacific Rim increased by $0.7 million or 6.4% primarily due to increased demand for the Company’s SHERIDAN® endotracheal tube product line. Sales to Latin America, Canada and the Company’s OEM customers were relatively flat, increasing by $0.5 million, $0.3 million and $0.3 million, respectively. Additionally, $1.8 million of the increase in sales is attributable to favorable foreign exchange rates.

The Company’s gross profit for 2002 was $69.4 million, an increase of $20.4 million or 41.6% from 2001. As a percentage of net sales, the Company’s gross margin for 2002 was 40.4% as compared to 31.0% for 2001, an increase of 9.4 margin points. The margin increase was partially due to events in 2001 that had a negative impact on the 2001 margin and did not reoccur in 2002 including: (i) charges in the fourth quarter of 2001 relating to an initiative put in place to discontinue and dispose of less profitable products (3.2 margin points); (ii) sale of inventory in 2001 recorded a higher net realizable value rather than manufacturing cost as a result of the SHERIDAN® acquisition (1.3 margin points) and (iii) higher levels of unabsorbed manufacturing costs in 2001 resulting from lower than expected demand and decreased inventories (0.8 margin points). Additionally, the following items contributed to the improvement of the 2002 margin: (i) cost reduction programs implemented and recognized in 2002 (3.3 margin points); (ii) an improvement in shipping costs in 2002, resulting from specific cost reduction programs put into place (1.1 margin points); (iii) favorable foreign currency exchange rates (0.6 margin points) and (iv) other cost decreases (0.9 margin points). These increases in margin were offset by 2002 transition expenses relating to the relocation of the Argyle facility to Tecate (1.8 margin points).

Selling expenses were $20.4 million for 2002, unchanged from 2001. As a percentage of sales, selling expenses were 11.8% in 2002 as compared to 12.9% in 2001.

Distribution expenses were $9.2 million in 2002, representing a $1.4 million or 13.2% decrease from 2001. As a percentage of sales, distribution expenses were 5.3% in 2002 versus 6.7% in 2001. This decline is primarily the result of specific programs implemented by management designed to improve the efficiency of its distribution facilities, including reductions in labor and overtime, intracompany freight charges and rental expenses from the closure of the Atlanta distribution center in 2001.

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

The income tax provision in 2002 was $1.9 million in 2002, as compared to $69.9 million in 2001. As a result of losses in 2001 and cumulative losses in recent years, the Company recorded a full valuation allowance of $68.9 million for deferred tax assets in 2001. The income tax provision in 2002 relates primarily to foreign taxes.

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

During 2001, the Company made a decision to relocate from its manufacturing operation in Argyle, New York to Tecate, Mexico. In addition, the Company made a decision to move certain product manufacturing from Temecula, California to Ensenada, Mexico. The Company recorded approximately $0.9 million in severance costs related to the relocations.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and borrowings under its bank revolving facility and, historically, investments from and loans to its shareholders. Cash provided by operations totaled $18.6 million, $6.3 million and $5.6 million in 2003, 2002 and 2001, respectively. The increase from 2002 to 2003 is attributable to higher profitability offset in part by increases in inventories and decrease in accrued liabilities. The Company had operating working capital of $22.8 million and $13.1 million as of the end of 2003 and 2002, respectively. The increase in working capital was due to the refinancing of the bank revolving facility in 2003. Inventories were $23.8 million and $22.6 million as of the end of 2003 and 2002, respectively. Accounts receivable, net of allowances, were $25.1 million and $24.2 million at the end of 2003 and 2002, respectively. In 2003, 2002 and 2001, the Company recorded bad debt expense of $0.1 million, $0.8 million and $2.8 million, respectively. The average days sales in accounts receivable outstanding was approximately 49 days for 2003, compared to 46 days for 2002 and 55 days for 2001. The Company offers 30-day credit terms to its U.S. hospital distributors. Alternate site and international customers typically receive 60 to 90 day terms and, as a result, as the Company’s alternate site and international sales have increased, the Company anticipates that the amount and aging of its accounts receivable will increase gradually over time as alternate site and international sales become a larger percentage of the Company’s total sales.

Net cash used in investing activities was $7.5 million $0.4 million, and $9.0 million in 2003, 2002 and 2001, respectively and was used primarily to finance customary purchases of property, plant and equipment. In 2002, the Company sold certain land and buildings at the Temecula location, realizing a $2.3 million gain on the transaction that offset capital expenditures. Capital expenditures, consisting primarily of new manufacturing equipment purchases, computer systems purchases, production of heaters, and expansion of the Ensenada facility, totaled $7.5 million, $7.5 million and $9.0 million in 2003, 2002 and 2001, respectively.

Net cash used in financing was $9.5 million and $5.5 million in 2003 and 2002, respectively, reflecting net pay down of bank debt. Net cash provided by financing activity in 2001 was $7.3 million, reflecting net borrowings by the Company and the issuance of $3.0 million in junior preferred stock and $0.1 million in common stock.

As of December 31, 2003, the Company had outstanding $284.1 million of indebtedness, consisting of $115.0 million of 9 1/8% Subordinated Notes due 2008 (the “Senior Subordinated Notes”), mandatorily redeemable preferred stock of $56.5 million, borrowings of $50.3 million under the Company’s Revolving Facility, $9.7 million in interest payable to affiliates, $39.3 million in notes payable to affiliates and $13.3 million in borrowings under the bank facility of Hudson RCI AB, its Swedish subsidiary.

The following is a summary of the Company’s consolidated contractual obligations as of December 31, 2003:

	Payments Due by Period
(amounts in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$284,112	$9,178	$8,509	$204,869	$61,556
Lease commitments	9,997	2,993	3,493	2,214	1,297

Total contractual obligations	$294,109	$12,171	$12,002	$207,083	$62,853

On October 7, 2003, the Company refinanced its existing Credit Facility with a new $60.0 million Senior Secured Revolving Facility (the “Revolving Facility”) consisting of a $30.0 million Revolving A Facility and a $30.0 million Term B Facility. Both credit facilities mature on October 1, 2007. The Company recorded a loss on the extinguishment of its existing Credit Facility of $0.6 million in the quarter ending December 31, 2003.

The Revolving A Facility consists of a working capital revolver of up to $30.0 million under which advances are subject to availability under a borrowing base consisting of advances against eligible accounts receivable and inventory less advances under the sub-facilities and letters of credit. Sub-facilities under the Revolving A Facility consist of a $5.6 million five-year amortizing real estate loan, a $2.4 million three-year amortizing equipment loan, a $6.0 million amortizing 2.5-year general facility and a $5.0 million letter of credit sub-facility.

The Revolving A Facility is secured by a first priority lien on substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Revolving A Facility is guaranteed jointly and severally by Holding and the guarantor subsidiaries.

The Term B Facility consists of a $30.0 million non-amortizing loan due in full upon maturity on October 1, 2007. This facility is secured by a perfected second position in substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Term B facility is guaranteed jointly and severally by Holding and the guarantor subsidiaries.

Required reductions in the Revolving Facility are equal to (amounts in thousands):

Year ending December 31	2004	2005	2006	2007
	$3,680	$3,680	$2,080	$40,792

Interest rates under the Revolving A Facility are based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan. The interest rate margin is adjustable based on whether or not the Company obtains a certain level of trailing EBITDA. The range in margin for each facility is as follows:

Margin
Period and Loan Type	Base Rate	Eurodollar
Revolving A Facility
Working Capital	(0.5)%-.5%	2.0%-3.0%
Real Estate Revolver	0.5%-1.5%	3.25%-4.0%
Equipment Revolver	0.0%-1.0%	2.5%-3.5%
General Revolver	1.5%	NA

Term B Facility	11% Fixed

The Revolving Facility contains covenants restricting the ability of Holding, the Company and the Company’s guarantor subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined) and (b) a minimum EBITDA test. As of December 31, 2003, the Company was in compliance with all terms and conditions of the Revolving Facility.

As of March 16, 2004 borrowings available under the Revolving Facility consisted of $10.8 million.

The Senior Subordinated Notes bear interest at the rate of 9 1/8%, payable semiannually on each April 15 and October 15, and will require no principal repayments until maturity in 2008. The Senior Subordinated Notes are general unsecured obligations of the Company and contain covenants that place limitations on, among other things, (i) the ability of the Company, any subsidiary guarantors and other restricted subsidiaries to incur additional debt, (ii) the making of certain restricted payments including investments, (iii) the creation of certain liens, (iv) the issuance and sale of capital stock of restricted subsidiaries, (v) asset sales, (vi) payment restrictions affecting restricted subsidiaries, (vii) transactions with affiliates, (viii) the ability of the Company and any subsidiary guarantor to incur layered debt, (ix) the ability of Holding to engage in any business or activity other than those relating to ownership of capital stock of the Company and (x) certain mergers, consolidations and transfers of assets by or involving the Company. The Company is currently in compliance with the terms and provisions of the Senior Subordinated Notes.

As of December 31, 2003, the Company and HRC had an aggregate of $39.3 million in notes payable to the majority shareholder of the Company’s parent, current shareholders of the Company and certain members of management. The following table summarizes these notes (amounts in thousands):

Issue Date	Maturity Date	Interest Rate	Note Amount	Warrants Issued In Connection With Note (shares)
April 2001	March 2008	10.0%	$6,451	—
August 2001	March 2008	10.0	8,500	—
May 2002	March 2008	12.0	12,000	12,000

Issued by Hudson			26,951	12,000

July 1999	March 2008	12.0	2,266	—
May 2002	March 2008	12.0	8,000	8,000
December 2002	March 2008	12.0	2,100	2,100

Issued by HRC			12,366	10,100

Total			$39,317	22,100

All warrants, including those issued in connection with HRC notes, are for the common stock of Hudson. The notes issued in April and August of 2001 have a conversion provision allowing the holder, at their demand, to exchange the notes for Company common stock at $10.00 per share.

The Notes issued by the Hudson and HRC are unsecured and rank pari passu to the Senior Subordinated Notes.

Accrued interest payable to affiliates totaled $9.8 million and $4.7 million at December 31, 2003 and 2002 respectively. Interest on the notes are not payable until the maturity date.

On October 9, 2003, the Company’s European Subsidiary, Hudson AB refinanced its existing bank Credit Facility with a new $19.2 million bank Credit Facility (the “HRCI AB Facility”). The total amount outstanding under this facility totaled $13.3 million as of December 31, 2003. The HRCI AB Facility, which is denominated in Swedish Krona, consists of a $9.6 million amortizing term facility, a bank overdraft facility of $6.9 million and revolving credit which provides for additional borrowings up to the total credit limit of $19.2 million, provided, however, that $6.9 million must always fall due within the agreement period of one year. Borrowings may be made in Swedish Krona or other foreign currencies as requested by Hudson AB. The facility bears interest at a margin of the applicable base (determined by the bank) rate plus 1.65% (4.40 % at December 31, 2003). The HRCI AB Facility is valid for one year periods (initial expiration of September 30, 2004) and renews automatically, provided that either party can terminate with six months prior notice. The HRCI AB Facility is guaranteed by the non-guarantor subsidiaries. The HRCI AB Facility requires Hudson AB to provide periodic reporting of financial results including annual statements as well as to maintain certain convents including a minimum equity to assets ratio and minimum interest coverage ratio. As of March 16, 2004, Hudson AB was in compliance with all terms and conditions of the HRCI AB Facility and had $6.0 million available for borrowings.

In April 1998, the Company issued to Holding 300,000 shares of its Senior Preferred Stock with an aggregate liquidation preference of $30.0 million, which has terms and provisions materially similar to those of the Holding Preferred Stock. The Certificate of Determination of the Senior Preferred Stock was amended in October 2003 to change the date after which dividends must be paid in cash from April 15, 2004 to April 15, 2005. The amendment was approved by the required percentage of each class of shareholders required to vote thereon. The Certificate of Designation of the Holding Preferred Stock was amended in the same manner. In August 2001, the Company issued 3,000 shares of Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) to Holding for cash consideration of $3.0 million. The Company’s Revolving Facility prohibits the Company from paying cash dividends on its Senior Preferred Stock.

The Company believes that its sources of funding, consisting of projected positive cash flow from operating activities, the availability of additional funds under its Revolving Facility and HRCI AB Facility (totaling approximately $16.8 million at March 16, 2004), and its accumulated cash, will be sufficient to meet its current and presently anticipated needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

RISK FACTORS

Substantial Leverage and Shareholders’ Deficit

As of December 31, 2003, the Company had $284.1 million of outstanding indebtedness and a shareholders’ deficit of approximately $167.9 million. This level of indebtedness may reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the Revolving Facility and the indenture governing the Senior Subordinated Notes (the “Indenture”), the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See “—Liquidity and Capital Resources.” The Revolving Facility prohibits the payment of dividends by the Company to Holding to finance the payment of dividends on the Holding Preferred Stock.

The Company’s high degree of leverage may have significant consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company’s cash flow will be dedicated to the payment of interest and principal on its indebtedness and will not be available to the Company for its operations and future business opportunities; (iii) the covenants contained in the Indenture and the Revolving Facility limit the Company’s ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company’s flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the Revolving Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; and (v) the Company’s high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company’s ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company’s future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company’s indebtedness, including the Revolving Facility and the Indenture, may also prohibit the Company from taking such actions.

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

Industry Consolidation and Customer Concentration

Cost containment has resulted in significant consolidation within the health care industry. A substantial number of the Company’s customers, including group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. The acquisition of any of the Company’s significant customers could result in the loss of such customers by the Company, thereby negatively impacting its business, financial condition and results of operations. In addition, the consolidation of health care providers often results in the renegotiation of terms and in the granting of price concessions. The Company’s customer relationships, including exclusive or preferential provider relationships, are terminable at will by either party without advance notice or penalty. Because larger purchasers or groups of purchasers tend to have more leverage in negotiating prices, this trend has caused the Company to reduce prices and could have a material adverse effect on the Company’s business, financial condition or results of operations. As GPOs and integrated health care systems increase in size, each relationship represents a greater concentration of market share and the adverse consequences of losing a particular relationship increases considerably. In 2003, the Company’s seven largest group purchasing arrangements accounted for approximately 38.3% of net sales. Distributors have also consolidated in response to cost containment. For 2003, approximately 29.6% of the Company’s net sales were to two distributors, Owens & Minor Inc. and Cardinal Health, which accounted for 19.4% and 10.2%, respectively, of the Company’s net sales. The loss of the Company’s relationship with these distributors would have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation

The Company and its customers and suppliers are subject to extensive federal and state regulation in the United States, as well as regulation by foreign governments. The Company cannot predict the extent to which future legislative and regulatory developments concerning practices and products for the health care industry may affect the Company. Most of the Company’s products are subject to government regulation in the United States and other countries. In the United States, the FD&C Act, and other statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, marketing, advertising and promotion of such products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Under the FD&C Act and similar foreign laws, the Company, as a marketer, distributor and manufacturer of health care products, is required to obtain the clearance or approval of Federal and foreign governmental agencies, including the FDA, prior to marketing, distributing and manufacturing certain of those products, which can be time consuming and expensive. The Company may also need to obtain FDA clearance before modifying marketed products or making new promotional claims. Delays in receipt of or failure to receive required approvals or clearances, the loss of previously received approvals or clearances, or failures to comply with existing or future regulatory requirements in the United States or in foreign countries could have a material adverse effect on the Company’s business. Foreign sales are subject to similar requirements.

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

The Company is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, business licenses, manufacturing practices, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants. The Company owns and leases properties, which are subject to environmental laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

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

In 2002, there was intense scrutiny from the United States Senate involving potential restraint-of-trade activities practiced by GPOs and IDNs, particularly as it relates to issuance of long-term and/or sole-source contracts. It has been a long-time practice of many GPOs and IDNs, including those with which the Company maintains contracts, to issue multiple-year contracts to only one vendor. There can be no assurance that such sole-source and/or long-tem contracts will continue in the future and future regulatory decrees may require GPOs to award contracts to multiple vendors and/or contracts for shorter time periods. There can be no assurance that should sole-source and/or long-term contracts be eliminated, the Company could maintain its current level of market share with GPO and IDN affiliated hospitals.

International Sales and Foreign Operations

Sales made outside the United States represented approximately 28.9% of the Company’s 2003 net sales and the Company intends to increase international sales as a percentage of total net sales. Foreign operations are subject to special risks that can materially affect the sales, profits, cash flows and financial position of the Company, including increased regulation, extended payment periods, competition from firms with more local experience, currency exchange rate fluctuations and import and export controls. The Company has sales operations in Germany, Sweden, the United Kingdom, France and other countries where sales are made in local currency. While the Company may choose to hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible, and purchase forward contracts to hedge receivables denominated in foreign currency, there can be no assurance that the Company’s hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

The Company also maintains a manufacturing and assembly facilities in Ensenada and Tecate, Mexico and an assembly and distribution facility in Kuala Lumpur, Malaysia and, as a result, is subject to operational risks such as changing labor trends, trade policies and civil unrest in those countries. In the event the Company was required to transfer its foreign operations to the United States or was otherwise unable to benefit from its lower cost foreign operations, its business, financial condition and results of operations would be adversely affected.

Product Liability

The manufacturing and marketing of medical products entails an inherent risk of product liability claims. Although the Company has not experienced any significant losses due to product liability claims and currently maintains product liability insurance coverage, there can be no assurance that the amount or scope of the coverage maintained by the Company will be adequate to protect it in the event a significant product liability claim is successfully asserted against the Company. In addition, the Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products for the health care industry may affect the Company.

Dependence on Key Personnel and Management of Expanding Operations

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

Competition

The global medical supply industry is highly fragmented and characterized by intense competition. Many of the products manufactured by the Company are available from several sources and many of the Company’s customers tend to have relationships with several manufacturers. The Company’s primary competitor in the respiratory care sector is Cardinal Health (formerly Allegiance Healthcare) and its primary competitors in the anesthesia sector include Tyco, Smiths Industries Medical Systems, Inc. (“SIMS”) and Vital Signs, Inc. The Company competes on the basis of brand name, product design, quality, breadth of product line, service and price.

Some of the Company’s competitors have greater financial and other resources than the Company and may succeed in utilizing these resources to obtain an advantage over the Company. The general trend toward cost containment in the health care industry has had the effect of increasing competition among manufacturers, as health care providers and distributors consolidate and as GPOs increase in size and importance

Acquisitions

An element of the Company’s business strategy may be to pursue strategic acquisitions that either expand or complement the Company’s business. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and the assimilation and retention of the personnel of the acquired companies, and potential adverse effects on the Company’s operating results. The Company may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to the Company, if at all. In addition, the Revolving Facility and the Indenture contain certain restrictions regarding acquisitions. The Indenture restricts acquisitions to those companies in the same line of business as the Company, and requires that all such acquired companies be designated Restricted Subsidiaries (as defined therein). The Revolving Facility restricts all acquisitions. The inability of the Company to successfully finance, complete and integrate strategic acquisitions in a timely manner could have an adverse impact on the Company’s ability to effect a portion of its growth strategy.

Patents and Trademarks

The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does seek and obtain intellectual property rights on concepts, processes and trademarks when appropriate. The Company has 17 active utility patents and several design patents in the United States with the majority of the patents maintained in other countries. One patent expires in 2007, three expire in 2008 and the remaining patents expire between 2010 and 2019. The Company has over 60 well recognized and accepted registered trademarks in the United States, which are also recognized in other countries in which the Company manufactures, distributes or sells its products.

The Company’s success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted there under will provide competitive advantages to the Company or that any of the Company’s pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company’s patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that the Company’s products or proprietary rights do not infringe the rights of third parties. If such infringement were established, the Company could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of the foregoing could have a material adverse effect upon the Company’s business, financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative Disclosures. With the continued growth in Europe, the Company has greater foreign currency exposure with respect to its international operations. Until the Company’s acquisition of Hudson RCI AB in 1999, the Company’s only international exposure was its manufacturing operation in Mexico. All sales were previously denominated in U.S. dollars. Currently, the Company has operations in Germany, Sweden, France the United Kingdom and other countries where sales are made in local currency. The Company may hedge its foreign currency exposures by attempting to purchase goods and services with the proceeds from sales in local currencies where possible. The Company may also purchase forward contracts to hedge receivables denominated in foreign currency that are expected to be collected and converted into another currency. However, there can be no assurance that the Company’s hedging strategies will allow the Company to successfully mitigate its foreign exchange exposures.

The Company has additional foreign currency exposure related to financing activities in currencies other than the local currency in which it operates. Specifically, the Company is exposed to foreign currency risk related to the future financing instruments value that is denominated in foreign currencies. At December 31, 2003, the net fair value liability of financial instruments with exposure to foreign currency risk was $13.3 million. The potential loss in fair value of such financial instruments from a 10% adverse change in foreign currency exchange rates would be approximately $1.5 million.

The Company is exposed to certain market risks associated with interest rate fluctuations on its debt. All debt arrangements are entered into for purposes other than trading. The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business that, in some cases, relate to the Company’s acquisitions of related businesses. Certain of the Company’s financial instruments are fixed rate, short-term investments which are held to maturity. The Company’s fixed rate debt consists primarily of outstanding balances on the Senior Subordinated Notes and its variable rate debt relates to borrowings under the Revolving Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). With respect to the Company’s fixed rate debt, changes in interest rates generally affect the fair value of such debt, but do not have an impact on earnings or cash flows. Because the Company generally cannot prepay its fixed rate debt prior to maturity, interest rate risk and changes in fair value should not have a significant impact on this debt until the Company is required to refinance. With respect to variable rate debt, changes in interest rates affect earnings and cash flows, but do not impact fair value. The impact on the Company’s interest expense in the upcoming year of a one-point interest rate change on the outstanding balance of the Company’s variable rate debt would be approximately $0.3 million.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing long-term debt instruments. The fair value of the Company’s fixed rate debt is estimated based on quoted market prices.

Expected Maturity Date

(as of December 31, 2003)

	2004	2005	2006	2007	2008	There-after	Total	Fair Value
	(Dollars in thousands)
Fixed Rate Debt	$—	$—	$—	$30,000	$164,077	$56,480	$250,557	$239,057
Average Interest Rate	—%	—%	—%	11.0%	9.1%	11.5%
Variable Rate Debt	$9,178	$6,429	$2,080	$10,792	$—	$5,076	$33,555	$33,555
Average Interest Rate	4.7%	4.8%	4.9%	4.1%	—%	4.4%

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

Item 8. Financial Statements and Supplemental Data

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

The reports of Andersen on the Company’s financial statements for the fiscal year 2000 and prior contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company’s Board of Directors approved the decision to change accountants on January 17, 2002, and the Audit Committee of the Board of Directors approved the decision to change accountants on January 25, 2002.

In connection with its audit for the fiscal year ended December 31, 2000, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference thereto in its report on the financial statements of Holding for such time periods, except as follows:

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

During the two most recent fiscal years, except as described below, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Andersen informed the Company in a letter dated July 30, 2001 that the following material weaknesses in internal control existed during fiscal year ended December 31, 2000:

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

New Independent Auditor

On January 31, 2002, the Company engaged Deloitte & Touche LLP (“Deloitte”) as the Company’s new principal independent auditor to audit the Company’s financial statements, to replace Andersen. During the period preceding January 31, 2002, the Company had not consulted with Deloitte regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC reports.

During the period covered by this report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following individuals are the executive officers and directors of Holding and Hudson RCI as of March 16, 2004:

Name	Age	Position
Charles A. French	61	President, Chief Executive Officer and Director
Lougene Williams	59	Senior Vice President
Patrick G. Yount	44	Vice President and Chief Financial Officer
Ola G. Magnusson	55	Senior Vice President
Jeffery D. Brown	46	Vice President, Marketing and Sales
Sam B. Goldstein	66	Acting Chief Operating Officer
Helen Hudson Lovaas	65	Director
Jon D. Ralph	39	Director
Charles P. Rullman	55	Director
Ronald P. Spogli	56	Director
Sten Gibeck	60	Director

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

Lougene Williams is a Senior Vice President of the Company responsible for its product development, quality assurance and manufacturing operations, having served in this capacity since January 1996, and assumed the same position with Holding after consummation of the recapitalization in April 1998. Prior to 1996, he was the Company’s Vice President, Manufacturing, having held a similar position with Respiratory Care Inc. From 1976 to 1987, he held manufacturing management positions of increasing responsibility at various manufacturing plants of The Kendall Company.

Patrick G. Yount became the Company’s Vice President and Chief Financial Officer in March 2001. Prior to joining the company, he held the positions of Chief Financial Officer and Chief Operating Officer of Good Source Solutions; a nationwide distributor of specialty food items, from February 1996 to September 2000. Prior to joining Good Source Solutions, he held positions as a senior member of the Merchant Banking Group for Banque Paribas in the San Francisco area from 1993 to 1996.

Ola G. Magnusson is a Senior Vice President and serves as President of Hudson RCI AB in Sweden. Mr. Magnusson joined the company in July 1999 in connection with the acquisition of Louis Gibeck AB where he was the President and Chief Executive Officer since January 1996. Prior to joining Louis Gibeck AB, Mr. Magnusson held several different positions, primarily in marketing with Pharmacia, a Swedish pharmaceutical company.

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

Sam B. Goldstein has been involved with the Company since July 2000 and has served as Acting Chief Operating Officer since August 2001. Prior to joining the Company, Sam spent 37 years in various senior management positions (finance and operations) at Rockwell and National Semiconductor.

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

Jon D. Ralph became a director of the Company and of Holding in connection with the recapitalization in April 1998. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in January 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of The Pantry, Inc.

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

Ronald P. Spogli became a director of the Company and of Holding in connection with the recapitalization in April 1998. He is a founding Principal of Freeman Spogli, which was founded in 1983. Mr. Spogli is also a director of AFC Enterprises, Inc., Advance Auto Parts, Inc. and Gaylan’s Trading Co. Inc.

Sten Gibeck became a director of the Company and of Holding in connection with the July 1999 acquisition of Hudson RCI AB. Mr. Gibeck has been employed by Hudson RCI AB since 1965, and since January 1997 has served as its Vice President of Research and Development. From 1971 through December 1996, Mr. Gibeck served as the President of Hudson RCI AB.

Directors of the Company and Holding are elected annually and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.

There are no family relationships among our directors or executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to the Company or Holding or any of their subsidiaries, or has a material interest adverse to the Company or Holding, or any of their subsidiaries.

To our knowledge, none or our directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five year (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics has been filed as an exhibit to this report.

Item 11. Executive Compensation

The following table sets forth the compensation for each of the years in the three-year period ended December 31, 2003 of the following persons:

•	Each individual who served as the chief executive officer or acted in a similar capacity during 2003; and

•	The five most highly compensated executive officers other than the chief executive officer during the year ended December 31, 2003 whose compensation exceeded $100,000.

Summary Compensation Table

Annual Compensation
	Year	Salary		Bonus		Other Annual Compensation (1)		All Other Compensation (2)
Charles A. French (3) President and Chief Executive Officer	2003 2002 2001	$ $ $	406,538 316,923 66,923	$ $	105,000 225,000 —		— — —		$12,196 — —

Lougene Williams Senior Vice President	2003 2002 2001	$ $ $	249,327 224,723 221,751		$78,990 — —		— — —	$ $ $	7,480 6,742 10,200

Jeffery D. Brown Vice President, Marketing & Sales	2003 2002 2001	$ $ $	190,400 177,058 157,701		$46,478 — —		— — —	$ $ $	5,712 5,312 9,462

Patrick G. Yount (4) Chief Financial Officer	2003 2002 2001	$ $ $	219,477 205,961 145,385	$ $	54,065 25,000 —		— — —		$6,584 — —

Ola Magnusson Senior Vice President	2003 2002 2001	$ $ $	166,158 122,781 105,963	$ $	51,600 7,713 —	$	— — 9,099	$ $ $	104,786 62,390 53,331

Sam B. Goldstein (5) Acting Chief Operating Officer	2003 2002 2001		— — —		— — —	$ $ $	392,906 303,250 188,750		— — —

(1)	During 2003 and 2002, no Executive Officer named received perquisites and other personal benefits, security or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such officer’s salary and bonus nor did any such officer receive any restricted stock award or stock appreciation right.

(2)	Represents payments by the Company under its defined contribution pension plan for 2001 and profit sharing plan for 2002 and 2003.
(3)	Charles A. French became the Company’s President and Chief Executive Officer in August 2001. The compensation amount shown for 2001 is based on a partial year of employment at an annualized salary rate of $200,000.
(4)	Patrick G. Yount became the Company’s Chief Financial Officer in March 2001. His compensation shown for 2001 is based on a partial year of employment at an annualized salary rate of $210,000.
(5)	Sam B. Goldstein became the Company’s Acting Chief Operating Officer in August 2001. His other annual compensation shown in 2001 is based on a partial year.

Executive Employment Agreements

In May and June 2002, the Company entered into an employment agreement with all Named Executive Officers except Ola Magnusson and Sam B. Goldstein. The Named Executive Officers receive a base salary in an amount and on substantially the same terms and conditions as was being paid by the Company on that date and an annual cash bonus in accordance with the Company’s existing incentive programs. Pursuant to the employment agreements, in the event that employment is terminated by the Company other than “for cause” (as such term is defined in the employment agreements), or if the Named Executive Officer resigns pursuant to a “qualifying resignation” (as such term is defined in the employment agreements), the Company will be required to pay the Named Executive Officer’s base salary for a period of 12 months following the termination (the “Severance Period”). The employment agreements also provide for nondisclosure of confidential information, that the Named Executive Officer shall not engage in any “prohibited activity” (as such term is defined in the employment agreements) during the term of employment and that the Named Executive Officer will refrain from interfering with the Company’s contractual relationships or soliciting the Company’s employees during the Severance Period.

In June 2000, the Company entered into an employment agreement with Ola Magnusson. With the exception of the severance period which is 18 months, the terms and conditions of the agreement are substantially similar to those entered into by the other Named Executive Officers.

Compensation of Directors

Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plans

In 2002, the Company froze its defined-contribution pension plan covering substantially all its domestic employees who are 21 years of age or older with two or more years of service. The plan was replaced by a new profit sharing plan that covers substantially all of its domestic employees who are 18 years of age or older with two or more years of service. Company contributions to the new plan will be made at the Company’s discretion. The 2002 plan year was funded with $1.0 million and the Company has provided $1.0 million for future contributions relating to the new plan in 2003.

The Company has a 401(k) plan covering substantially all of its employees who are 18 years of age or older with 30 days or more of service. Participants may contribute up to 50% of their base compensation to this plan each year, subject to certain Internal Revenue Code limitations. The plan does not require matching contributions by the Company and to date, none have been made.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company determines the compensation of the executive officers. During 2003, certain members of the Board of Directors determined the compensation of the Company’s Chief Executive Officer and certain members of the Board of Directors and Mr. French determined the compensation of the Company’s other executive officers.

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

In 2001, the Board of Directors of the Company approved the adoption of a Stock Option Plan for eligible employees, officers and consultants of the Company. The plan allows for the issuance of up to 5,000,000 shares of Company Common Stock pursuant to the exercise of incentive stock options or non-qualified options. The exercise price of options granted under the plan shall be set at fair market value at the time of the grant as determined by the Board of Directors. As of the date of this filing, 4,300,000 options covering shares of Common Stock have been granted at an exercise price of $1.00 to $1.30 per share, of which 3,750,000 are exercisable as of March 16, 2004.

Option Grants in the Last Year

The following table sets forth information concerning options granted to each of the Named Executive Officers during the year ended December 31, 2003:

	OPTION GRANTS IN LAST YEAR				Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
	Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Year	Exercise Price ($/ Share)	Expiration Date	5% ($)	10% ($)
Lougene Williams	125,000	15.6	1.30	6/18/10	228,654	316,667
Patrick Yount	125,000	15.6	1.30	6/18/10	228,654	316,667
Jeffrey Brown	125,000	15.6	1.30	6/18/10	228,654	316,667
Ola Magnusson	125,000	15.6	1.30	6/18/10	228,654	316,667
Sam Goldstein	125,000	15.6	1.30	6/18/10	228,654	316,667

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 16, 2004, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of Hudson RCI and (iv) all Named Executive Officers and directors of Hudson RCI as a group.

Name of Beneficial Owner	Shares of Common Stock	Percent of Class	Shares of Senior Preferred Stock	Percent of Class	Shares of Junior Preferred Stock	Percent of Class
River Holding Corp.(1) Jon D. Ralph(1) Charles P. Rullman(1) Ronald P. Spogli(1)	9,454,293	82.4%	556,176	100%	3,000	100%
FS Equity Partners IV, LP (2) Jon D. Ralph (2) Charles P. Rullman (2) Ronald P. Spogli (2)	21,319,200	65.6%	—		—
Helen Hudson Lovaas (3)	3,630,800	27.2%	—		—
Sten Gibeck(4) (5)	175,000	1.5%	—		—

Name of Beneficial Owner	Shares of Common Stock	Percent of Class	Shares of Senior Preferred Stock	Percent of Class	Shares of Junior Preferred Stock	Percent of Class
Lougene Williams (6) (7)	228,500	2.0%	—		—
Charles A. French (6) (8)	750,000	6.3%	—		—
Patrick G. Yount (6) (9)	230,000	2.0%	—		—
Jeffrey D. Brown (6) (10)	227,500	2.0%	—		—
Ola Magnusson (5) (11)	238,125	2.1%	—		—
All Named Executive Officers and directors of the Company as a group (9 individuals) (12)	36,778,460	100.0%	556,176	100%	3,000	100%

(1)	Includes 300,000 shares issuable upon conversion of 3,000 shares of Junior Preferred Stock by Holding. As beneficial owner of 86.5% of the common stock of Holding, Freeman Spogli has the power to vote and dispose of the shares held by Holding. 1,441,251 shares, 58,749 shares and 6,364,648 shares of common stock of Holding is held of record by FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners International, L.P. (“FSEP International”) and FS Equity Partners IV, L.P. (“FSEP IV”), respectively. As general partner of FS Capital Partners, L.P. (“FS Capital”), which is general partner of FSEP III, FS Holdings, Inc. (“FSHI”) has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. (“FS&Co. International”), which is the general partner of FSEP International, FS International Holdings Limited (“FS International Holdings”) has the sole power to vote and dispose of the shares owned by FSEP International. As general partner of FSEP IV, FS Capital Partners LLC (“FS Capital LLC”) has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated and such individuals, in addition to Mr. Ralph and Todd W. Halloran and Mark J. Doran, are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III, FSEP International and FSEP IV. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FSEP IV, FS Capital, FSHI, FS Capital LLC, and its sole directors, officers, shareholders and managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies. Holding has pledged all shares of the Company’s capital stock held by it to secure its guarantee of the Company’s obligations under the Credit Facility.
(2)	Includes 20,000,000 shares of common stock issuable upon exercise of a currently exercisable warrant. Includes 1,319,200 shares of common stock issuable upon conversion of senior subordinated convertible promissory notes.
(3)	Represents 1,073,560 shares held of record by the Helen Lovaas Separate Property Trust U/D/T dated 7/16/97 (“Trust No. 1”) and 426,440 shares held of record by the Helen Lovaas Trust No. 2 U/D/T dated as of January 10, 2000 (“Trust No. 2”). As sole trustee of Trust No. 1, Mrs. Lovaas has the sole power to vote and dispose of the shares owned by Trust No. 1. As co-trustee of Trust No. 2, Mrs. Lovaas has shared power to vote and dispose of the shares owned by Trust No. 2. The address of each of Trust No. 1 and Trust No. 2 is c/o Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589. Additionally, includes 2,000,000 shares of common stock issuable upon exercise of a currently exercisable warrant and 130,800 shares if common stock issuable upon conversion of a senior subordinated convertible promissory note.
(4)	Includes 100,000 shares of common stock issuable upon exercise of a currently exercisable warrant and 75,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003.
(5)	The business address of this individual is Hudson AB, Central Vagen 1, P.O. Box 711, SE-194 27, Uplands Vasby, Sweden.
(6)	The business address of these individuals is Hudson Respiratory Care Inc., 27711 Diaz Road, P.O. Box 9020, Temecula, California 92589.
(7)	Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 3,500 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.
(8)	Includes 750,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003.

(9)	Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 5,000 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.
(10)	Includes 225,000 shares of common stock subject to an option exercisable within 60 days of March 14, 2003 and 2,500 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.
(11)	Includes 225,000 shares of common stock subject to an option exerciseable within 60 days of March 14, 2003 and 13,125 shares of common stock issuable upon conversion of a senior subordinated convertible promissory note.
(12)	Includes 22,100,000 shares of common stock issuable upon exercise of a currently exercisable warrant, 300,000 shares issuable upon conversion of 3,000 shares of Junior Preferred Stock, 1,474,125 shares issuable upon conversion of Senior Subordinated promissory notes and 1,725,000 shares subject to an option exercisable within 60 days of March 14, 2003.

Equity Compensation Plan Information

The following table provides information as of March 16, 2004 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. All of the Company’s existing plans have been approved by the Company’s shareholders.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	3,750,000	$1.02	700,000

Item 13. Certain Relationships and Related Transactions

Shareholders’ Agreement

Helen Hudson Lovaas (The “Continuing Shareholder”) and Holding have entered into a Shareholders’ Agreement, as amended (the “Shareholders’ Agreement”). The Shareholder Agreement provides that (i) Holding and the Continuing Shareholder have the right to purchase their pro rata share of certain new issuances, (ii) in consideration for the contribution of consideration received from Holding for certain issuances of the common stock of Holding, the Company will issue an equivalent shares of Company common stock to Holding, (iii) in the event of a sale of Company stock by Holding or Freeman Spogli, the Continuing Shareholder is obligated to sell all or part of her shares at the request of Holding and the Continuing Shareholder has the right to participate in such sale on a pro rata basis, (iv) the restriction on the transferability of the shares for a two year period following the recapitalization and provides for a right of first offer on the Continuing Shareholder’s common stock and (v) in the event the Company participates in an IPO, the Company will exchange all of the Company’s existing common stock for newly issued Common Stock.

Issuance of Notes to Shareholders of the Company and Holding

As a condition to the extension of credit under the Revolving A Facility and the Term B Facility, on September 30, 2003 the holders of a majority of the outstanding principal amount of Senior Subordinated Convertible Promissory Notes and Unsecured Senior Promissory Notes, shown as “Notes Payable to Affiliates” on the Company’s balance sheet, agreed to amend the notes to extend the maturity to March 31, 2008.

In connection with the acquisition of Hudson RCI AB during 1999, HRC Holding borrowed $22.0 million under an unsecured 12% note payable to Holding’s majority stockholder, Freeman Spogli. The Note is due March 31, 2008. During 1999, the Company paid approximately $14.5 million in principal on the note. In April 2001, the Company repaid an additional $6.0 million in principal on the note. Proceeds from the repayment were then reinvested by Holding’s majority stockholder in new notes issued by the Company, as described below.

In August 2001, the Company issued approximately $13.2 million of new unsecured senior subordinated convertible notes in exchange for $5.2 million in new cash and $8.0 million in existing short-term unsecured notes to Freeman Spogli. The Company also issued an additional $1.8 million of unsecured senior subordinated convertible notes to existing shareholders and officers of the Company for cash. The notes bear interest at 10% and are due in March 31,

2008. The interest may be paid or deferred to the due date at the option of the Company and the notes are convertible to common stock at the demand of the holder. The notes are subordinated to borrowings under the Credit Facility and rank pari-passu with the Senior Subordinated Notes.

In October 2002, HRC Holding issued an additional $2.1 million in senior unsecured notes payable to shareholders of the Company and Holding. The notes bear interest at 12% annually with interest and principal due upon maturity at March 31, 2008. A portion of the principal amount of such notes were exchanged by the shareholders for an equal principal amount of the senior unsecured notes of the Company held by Freeman Spogli. In connection with the issuance of these notes in October 2002, the Company issued warrants to purchase 2.1 million shares of the Company’s Common Stock to the holders of the senior unsecured notes.

Item 14. Principal Accounting Fees and Services

The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates, potentially affects their independence. The Audit Committee’s policy to pre-approve all audit and permissable non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees agreed upon by us with Deloitte & Touche for the year ended December 31, 2003 and 2002:

	2003		2002
Audit fees	$403,275	(1)	$370,021	(1)
Audit-related fees	10,000	(2)	64,790	(2)
Tax fees	75,000	(3)	256,307	(3)
All other fees	—		—

Total audit and non-audit fees	$488,275		$691,188

(1)	Includes fees for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s annual report on Form 10-K for the year 2003 and 2002 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2003 and 2002.
(2)	Includes fees for professional services rendered in 2003 and 2002, in connection with the Company’s retirement plans.
(3)	Includes fees for professional services rendered in 2003 and 2002, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

Page
(1)	Financial Statements
	Financial Statements are filed as part of this Form 10-K	F-1
(2)	Financial Statement Schedules
	Report of Independent Public Accountants	F-2
Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

	2.1(1)	Agreement dated May 7, 1999 between Sten Gibeck, Hudson RCI and Holding.

	2.2(1)	Agreement dated May 7, 1999 between Euroventures Nordica I B.V., Hudson RCI and Holding.

	2.3(1)	Agreement dated May 7, 1999 between Forsakrings AB Skandia and Livforsakrings AB Skandia, Hudson RCI and Holding.

	2.4(1)	Agreement dated May 7, 1999 between Maud Gibeck, Hudson RCI and Holding.

	2.5(1)	Stock Subscription Agreement dated August 4, 1999 between Sten Gibeck, Holding, FSEP III, FSEP International and FSEP IV.

	2.6(2)	Asset Purchase Agreement dated September 18, 2000 between Hudson RCI and Tyco Healthcare Group L.P.

	2.7(3)	Amendment to Asset Purchase Agreement dated September 27, 2000 between Hudson RCI and Tyco Healthcare Group L.P.

	2.8(4)	Amendment No. 2 to Asset Purchase Agreement dated October 28, 2000 between Hudson RCI and Tyco healthcare Group L.P.

	3.1	Amended and Restated Articles of Incorporation of Hudson RCI, as amended to date.

	3.2(5)	Bylaws of Hudson RCI.

	4.1(5)	Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (including form of 9 1/8% Senior Note due 2008).

	4.2(5)	Exchange Indenture dated as of April 7, 1998 among Hudson RCI, Holding and United States Trust Company of New York, as Trustee, with respect to the 11 1/2% Subordinated Exchange Debentures due 2010 (including form of 11-1.2% Senior Subordinated Exchange Debenture due 2010).

	4.3(b)	First Supplemental Indenture dated as of February 25, 2003 among Hudson RCI, Holding, IH Holding LLC, Industrias Hudson S.A. de C.V, Hudson Respiratory Care Tecate de R.L. de C.V. and the Bank of New York.

	10.1(7)	Loan and Security Agreement, dated as of October 7, 2003, among Hudson RCI, the Lenders that are signatory thereto and Wells Fargo Foothill, Inc. (“Wells Fargo”), as the Arranger and Administrative Agent.

	10.2(7)	Stock Pledge Agreement, dated as of October 7, 2003, between Holding and Wells Fargo, as the arranger and administrative agent.

	10.3(7)	Stock Pledge Agreement, dated as of October 7, 2003, among Hudson RCI, IH Holding LLC and Wells Fargo, as the arranger and administrative agent.

	10.4(7)	Security Agreement, dated as of October 7, 2003, among affiliates of Hudson RCI signatory thereto and Wells Fargo, as the arranger and administrative agent.

	10.5(7)	Patent Security Agreement, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

	10.6(7)	Trademark Security Agreement, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

	10.7(5)	Shareholders Agreement dated April 7, 1998 among Holding, The Helen Hudson Lovaas Separate Property Trust U/D/T dated July 17, 1997 (the “Hudson Trust”), FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners International, L.P. (“FSEP International”), FS Equity Partners IV, L.P. (“FSEP IV”), and Hudson RCI.

	10.8(5)	Stock Subscription Agreement dated April 7, 1998 between Holding and River Acquisition Corp.

	10.13(7)	General Continuing Guaranty, dated as of October 7, 2003, between Hudson RCI and Wells Fargo, as arranger and administrative agent.

	10.14(8)	Amendment No. 1 to Shareholders Agreement dated April 8, 1998 among Holding, the Hudson Trust, FSEP III, FSEP IV and Hudson RCI.

	10.15(9)	Tecate Facility Sub-Lease.

	10.16(7)	Intercompany Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, Holding, IH Holding LLC, Tecate, Industrias Hudson, HRC Holding Inc. and Wells Fargo, as arranger and administrative agent.

	10.17(7)	Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, FS Equity Partners IV, L.P. and Wells Fargo, as arranger and administrative agent.

	10.18(9)	Letter agreement dated August 17, 2001 between Hudson RCI and Charles French.

	10.19(9)	Form of Stock Option Plan

10.20(9)	Form of Stock Option Agreement.

10.21(9)	Receivables Purchase Agreement dated May 14, 2002 by and between Hudson RCI and HRC Holding.

10.22(8)	Deed of Trust, Financing Statement, Fixture Filing, Assignment of Rents and Security Agreement, dated as of October 7, 2003, by and from Hudson RCI to Chicago Title Company as Trustee for the benefit of Wells Fargo.

10.23(7)	Loan and Security Agreement, dated as of October 7, 2003, among Hudson RCI, the Lenders that are signatory thereto and MW Post Advisory Group, LLC (“MW Post”), as Administrative Agent.

10.24(7)	Stock Pledge Agreement, dated as of October 7, 2003, between Holding and MW Post, as the administrative agent.

10.25(7)	Stock Pledge Agreement, dated as of October 7, 2003, among Hudson RCI, IH Holding LLC and MW Post, as the administrative agent.

10.26(10)	Stock Purchase Warrant, dated May 15, 2002, issued by Hudson RCI to FSEP IV.

10.27(6)	Receivables Purchase Agreement dated October 17, 2002 by and between Hudson RCI and HRC Holding.

10.28(6)	Stock Purchase Warrant, dated October 17, 2002 issued by Hudson RCI to the Hudson Trust.

10.29(6)	Stock Purchase Warrant dated October 17, 2002 issued by Hudson RCI to Sten Gibeck.

10.30(6)	Form of Senior Subordinated Promissory Note due December 31, 2004.

10.31(6)	Investment and Exchange Agreement dated October 17, 2002 among Hudson RCI, HRC Holding, FSEP IV, the Hudson Trust and Sten Gibeck.

10.32(6)	Amendment No. 1 to Investment and Exchange Agreement dated February 6, 2003 among Hudson RCI, HRC Holding, FSEP IV, the Hudson Trust and Sten Gibeck.

10.33(7)	Patent Security Agreement, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.34(7)	Trademark Security Agreement, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.35(7)	General Continuing Guaranty, dated as of October 7, 2003, between Hudson RCI and MW Post, as administrative agent.

10.36(7)	Intercompany Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, Holding, IH Holding LLC, Tecate, Industrias Hudson, HRC Holding Inc. and MW Post, as administrative agent.

10.37(7)	Subordination Agreement, dated as of October 7, 2003, between Hudson RCI, FS Equity Partners IV, L.P. and MW Post, as administrative agent.

10.38(7)	Deed of Trust, Financing Statement, Fixture Filing, Assignment of Rents and Security Agreement, dated as of October 7, 2003, by and from Hudson RCI to Chicago Title Company as Trustee for the benefit of MW Post.

10.39(7)	Form of Unsecured Senior Promissory Note.

10.40(7)	Form of Agreement to Amend a series of Unsecured Senior Promissory Notes issued by Hudson RCI in an aggregate principal amount of $12,000,000.

10.41(7)	Form of Agreement to Amend a series of Unsecured Senior Promissory Notes issued by HRC Holding Inc. in an aggregate principal amount of $10,100,000.

10.42(7)	Form of Agreement to Amend as series of Senior Subordinated Convertible Promissory Notes in an aggregate principal amount of $9,951,250.

10.43(7)	Form of Agreement to Amend certain promissory notes held by FSEP IV.

10.44(11)	Security Agreement, dated as of October 7, 2003, among affiliates of Hudson RCI signatory thereto and MW Post, as the administrative agent.

10.45(6)	Employment Agreement dated June 1, 2002 between Hudson RCI and Charles A. French.

10.46(6)	Employment Agreement dated June 1, 2002 between Hudson RCI and Jeffery D. Brown.

10.47(6)	Employment Agreement dated June 1, 2002 between Hudson RCI and Lougene Williams.

10.48(6)	Employment Agreement dated June 1, 2002 between Hudson RCI and Patrick G. Yount.

10.49(6)	Employment Agreement dated June 1, 2002 between Hudson RCI and Ola G. Magnusson.

10.50(6)	Hudson Respiratory Care Inc. Management Incentive Plan.

14.1	Code of Ethics

21.1(6)	Subsidiaries of Hudson RCI.

24.1	Power of Attorney (included on the signature pages hereof).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit designated by the same number in the Form 8-K filed by the Company on August 6, 1999 (date of earliest event: July 22, 1999) (File No. 333-56097).
(2)	Incorporated by reference to the exhibit designated by number 2.1 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
(3)	Incorporated by reference to the exhibit designated by number 2.2 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
(4)	Incorporated by reference to the exhibit designated by number 2.3 in the Form 8-K filed by the Company on November 13, 2000 (date of earliest event: October 28, 2000) (File No.: 333-56097).
(5)	Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on June 5, 1998 (File No. 333-56097).
(6)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the year ended December 31, 2002.
(7)	Incorporated by reference to the exhibit designated by the same number in the Form 10-Q filed by the Company for the quarter ended September 30, 2003.
(8)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the year ended December 25, 1998.
(9)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company for the year ended December 31, 2001.
(10)	Incorporated by reference to the exhibit designated by the same number in the Form 10-Q filed by the Company for the quarter ended June 30, 2002.
(11)	Incorporated by reference to the exhibit designated by number 10.26 in the Form 10-Q filed by the Company for the quarter ended September 30, 2003.

(b) Current Reports on Form 8-K.

On October 9, 2003, the Company filed a Current Report on Form 8-K under Item 5, announcing the refinancing of its credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON RESPIRATORY CARE INC.

Date: March 16, 2004	By:	/s/ Patrick G. Yount
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

Signature	Title	Date
/s/ Charles A. French Charles A. French	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2004

/s/ Patrick G. Yount Patrick G. Yount	Chief Financial Officer and Secretary (Principal Financial Officer)	March 16, 2004

/s/ Helen Hudson Lovaas Helen Hudson Lovaas	Director	March 16, 2004

/s/ Ronald P. Spogli Ronald P. Spogli	Director	March 16, 2004

/s/ Charles P. Rullman Charles P. Rullman	Director	March 16, 2004

/s/ Jon D. Ralph Jon D. Ralph	Director	March 16, 2004

/s/ Sten Gibeck Sten Gibeck	Director	March 16, 2004

S-1

Supplemental Information to be Furnished With Reports Filed Pursuant to

Section 15(d) of the Act by Registrants Which Have Not Registered Securities

Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of

Hudson Respiratory Care Inc.:

We have audited the accompanying consolidated balance sheets of Hudson Respiratory Care Inc., (a California Corporation and a majority-owned subsidiary of River Holding Corp.) (the “Company”) and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations and comprehensive operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Respiratory Care Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for mandatorily redeemable preferred stock as a result of adopting Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective July 1, 2003.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Costa Mesa, California

February 23, 2004

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED BALANCE SHEETS

ASSETS

(amounts in thousands)

	December 31, 2003	December 31, 2002
CURRENT ASSETS:
Cash	$6,682	$6,425
Accounts receivable, less allowance for doubtful accounts of $1,156 and $1,331 at December 31, 2003 and December 31, 2002, respectively	25,107	24,214
Inventories, net	23,829	22,624
Other current assets	2,505	1,717

Total current assets	58,123	54,980

PROPERTY, PLANT AND EQUIPMENT, net	37,477	39,868

OTHER ASSETS:
Goodwill	41,410	34,137
Deferred financing and other costs, net of accumulated amortization of $9,318 and $7,107 at December 31, 2003 and December 31, 2002, respectively	6,457	7,888
Other assets	1,243	1,064

Total other assets	49,110	43,089

Total assets	$144,710	$137,937

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

(amounts in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
CURRENT LIABILITIES:
Current portion of bank notes payable	$9,178	$13,783
Accounts payable	9,175	10,379
Accrued liabilities	16,973	17,737

Total current liabilities	35,326	41,899

INTEREST PAYABLE TO AFFILIATES	9,760	4,655

NOTES PAYABLE TO AFFILIATES	39,317	39,317

BANK NOTES PAYABLE, net of current portion	54,377	55,792

SENIOR SUBORDINATED NOTES PAYABLE	115,000	115,000

MANDATORILY REDEEMABLE PREFERRED STOCK, $0.01 par value; 2,990 shares authorized; 556 and 497 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively; liquidation preference — $55,618 and $49,735 respectively	55,147	49,189
Accrued mandatorily redeemable preferred stock dividend, payable in kind	1,333	1,192

	56,480	50,381
OTHER NON-CURRENT LIABILITIES	2,365	1,961

Total liabilities	312,625	309,005

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Junior preferred stock, $0.01 par value; 10 shares authorized; 3 shares outstanding at December 31, 2003 and December 31, 2002, respectively	3,960	3,524
Common stock, $0.01 par value; 42,000 shares authorized; 10,654 issued and outstanding at December 31, 2003 and December 31, 2002	98,258	98,258
Additional paid-in capital	881	881
Cumulative translation adjustment	6,848	2,276
Accumulated deficit	(277,862)	(276,007)

Total stockholders’ deficit	(167,915)	(171,068)

Total liabilities and stockholders’ deficit	$144,710	$137,937

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(amounts in thousands)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
NET SALES	$184,595	$171,959	$158,068
COST OF SALES	102,610	102,511	109,010

Gross Profit	81,985	69,448	49,058

OPERATING EXPENSES:
Selling	20,964	20,370	20,337
Distribution	10,177	9,174	10,588
General and administrative	19,248	17,704	23,889
Amortization of goodwill	—	—	3,490
Impairment of goodwill	—	—	33,128
Impairment of fixed assets	—	—	4,469
Research and development	3,236	2,578	2,043
Provision for bad debts	139	845	2,826

	53,764	50,671	100,770

Income (loss) from operations	28,221	18,777	(51,712)

OTHER EXPENSES:
Interest expense	24,612	20,875	20,542
Loss (gain) on sale of assets	95	(2,138)	681
Other, net	(359)	(193)	882
Loss on early extinguishment of debt	573	—	—

	24,921	18,544	22,105

Income (loss) before provision for income taxes	3,300	233	(73,817)

PROVISION FOR INCOME TAXES	1,716	1,897	69,854

Net income (loss)	$1,584	$(1,664)	$(143,671)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain	4,572	2,974	453

Comprehensive income (loss)	$6,156	$1,310	$(143,218)

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(a majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Junior Preferred Stock		Common Stock		Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000			10,644	$98,158		$(1,151)	$(119,782)	$(22,775)
Issuance of common stock			10	100				100
Issuance of junior preferred stock	3	$3,000						3,000
Pay-in-kind junior preferred stock dividends		137					(137)	—
Foreign currency translation gain						453		453
Issued or accrued pay-in-kind preferred stock dividends							(4,566)	(4,566)
Accretion of preferred stock issuance costs							(362)	(362)
Net loss							(143,671)	(143,671)

BALANCE, December 31, 2001	3	$3,137	10,654	$98,258	—	$(698)	$(268,518)	$(167,821)

Pay-in-kind junior preferred stock dividends		387					(387)	—
Foreign currency translation gain						2,974		2,974
Issued or accrued pay-in-kind preferred stock dividends							(5,315)	(5,315)
Accretion of preferred stock issuance costs							(123)	(123)
Issuance of warrants					881			881
Net loss							(1,664)	(1,664)

BALANCE, December 31, 2002	3	$3,524	10,654	$98,258	$881	$2,276	$(276,007)	$(171,068)

Pay-in-kind junior preferred stock dividends		436					(436)	—
Foreign currency translation gain						4,572		4,572
Issued or accrued pay-in-kind preferred stock dividends							(2,928)	(2,928)
Accretion of preferred stock issuance costs							(75)	(75)
Net income							1,584	1,584

BALANCE, December 31, 2003	3	$3,960	10,654	$98,258	$881	$6,848	$(277,862)	$(167,915)

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	1,584	(1,664)	(143,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities–
Depreciation and amortization	10,113	9,370	12,223
Amortization of deferred financing costs and other	1,663	1,786	1,676
Accrued mandatorily redeemable preferred stock dividends, payable in-kind	3,096	—	—
Interest payable to affiliates	5,105	3,060	1,595
Loss (gain) on disposal of property and equipment	95	(2,138)	681
Loss on early extinguishment of debt	573	—	—
Change in deferred tax asset	—	—	68,881
Provision for bad debts	139	845	2,826
Provision for inventory obsolescence	479	566	1,923
Impairment of goodwill	—	—	33,128
Impairment of fixed assets	—	—	4,469
Change in operating assets and liabilities:
Accounts receivable	327	(4,844)	6,916
Inventories	(839)	2,957	15,381
Other current assets	(672)	(398)	257
Other assets	(174)	96	503
Accounts payable	(1,572)	(5,165)	(4,614)
Accrued liabilities	(1,394)	1,398	2,080
Other non-current liabilities	88	392	1,310

Net cash provided by operating activities	18,611	6,261	5,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,518)	(7,546)	(9,029)
Proceeds from sales of property, plant and equipment	22	7,167	12

Net cash used in investing activities	(7,496)	(379)	(9,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank notes payable	(21,790)	(30,877)	(21,209)
Proceeds from bank borrowings	13,154	3,750	20,136
Payment of capital lease obligations	(52)	(41)	—
Repayment of notes payable to affiliates	—	—	(8,000)
Proceeds from notes payable to affiliates	—	22,100	14,951
Net proceeds from sale of common and junior preferred stock, net of transaction costs	—	—	3,100
Bank overdrafts	—	—	(1,245)
Additions of deferred financing costs	(780)	(477)	(403)

Net cash (used in) provided by financing activities	(9,468)	(5,545)	7,330

Effect of exchange rate changes on cash	(1,390)	(997)	(322)

NET INCREASE (DECREASE) IN CASH	257	(660)	3,555

CASH, beginning of period	6,425	7,085	3,530

CASH, end of period	$6,682	$6,425	$7,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,305	$16,503	$18,856

Income taxes (primarily foreign)	$1,315	$2,582	$2,315

NON-CASH FINANCING ACTIVITIES:
Preferred dividends accrued or paid-in-kind	$3,365	$5,702	$4,703

Capital lease obligations incurred for purchase of equipment	$—	$47	$295

Issuance of warrants in connection with debt	$—	$881	$—

See notes to consolidated financial statements

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

(A majority-owned subsidiary of River Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Hudson Respiratory Care Inc. (“Hudson” or the “Company”), a California corporation founded in 1945, is a manufacturer and marketer of disposable medical products utilized in the respiratory care and anesthesia segments of the domestic and international health care markets. The Company is a majority-owned subsidiary of River Holding Corp., a Delaware corporation (“Holding”). Holding has no operations of its own, other than its investment in the Company. The Company’s respiratory care and anesthesia product lines include such products as oxygen masks, humidification systems, small volume nebulizers, incentive breathing exercisers, endotracheal tubes, cannulae and tubing. In the United States, the Company markets its products to a variety of health care providers, including hospitals and alternate site service providers, such as outpatient surgery centers, long-term care facilities, physician offices and home health care agencies. Internationally, the Company sells its products to distributors that market to hospitals and other health care providers. The Company’s products are sold to distributors and alternate site service providers throughout the United States and internationally.

Reporting Requirements

The Company is privately owned and has no class of securities registered under the Securities Act of 1934 or any publicly traded equity securities. The Company complies with Securities and Exchange Commission (“SEC”) filing requirements on a voluntary basis as required in the indenture for its senior subordinated notes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hudson and its wholly owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. Hudson and its wholly owned subsidiaries are collectively referred to herein as the Company.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of approximately $1.2 million and $1.3 million at December 31, 2003 and 2002, respectively, for those accounts from which payment is not expected to be received, although services were provided and revenue was earned. Management performs periodic analyses to evaluate the net realizable value of accounts receivable. Specifically, management considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market and consisted of the following (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Raw materials	5,563	5,266
Work-in-process	5,253	4,983
Finished goods	14,286	13,926

	25,102	24,175
Provision for obsolescence	(1,273)	(1,551)

	$23,829	$22,624

Raw materials principally consist of bulk resins. Work-in-process and finished goods include raw materials, labor and overhead costs. Certain finished goods are purchased for resale and are not manufactured. The Company considers deterioration, obsolescence and historical trends in evaluating net realizable value of inventory.

Internal Software Development Costs

The Company capitalizes costs incurred to develop internal-use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Such costs are amortized on a straight-line basis over the economic useful lives of the software, which range from three to five years. The Company applies the provisions of SOP 98-1 in assessing any potential impairment of its capitalized software costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major replacements are capitalized while maintenance costs and repairs are expensed in the year incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or term of the related lease, if shorter. Estimated useful lives range from 3 to 7 years for furniture and fixtures; 3 to 7 years for machinery, equipment and purchased software; and 31.5 years for buildings. Total depreciation expense related to property, plant and equipment including depreciation for heaters was $10.1 million, $9.4 million and $12.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Included in property, plant and equipment are heaters used at customer locations typically on a no-charge lease basis. The heaters support the sale of disposable products used in conjunction with the heaters and are depreciated over a 3 to 5 year life. The net book value of heaters was $6.7 million and $6.9 million as of December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to fair value and an impairment loss will be recognized.

Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002 and discontinued amortization of goodwill and other intangible assets except those with finite lives. Prior to January 1, 2002, goodwill and other intangible assets were amortized under a straight-line method over their estimated useful lives. The following table presents the effects on previously reported net income (loss) if the Company had adopted the non-amortization provisions of SFAS 142 as of the beginning of each periods (amounts in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$1,584	$(1,664)	$(143,671)
Add back: goodwill amortization	—	—	3,490

Adjusted net income (loss)	$1,584	$(1,664)	$(140,181)

SFAS 142 provides that goodwill and other intangible assets with indefinite lives is no longer amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. The Company’s goodwill impairment test is conducted at a “reporting unit” level and compares each reporting unit’s fair value to its carrying value. The Company has defined its reporting units as; guarantor, primarily United States, and non-guarantor, primarily international. The non-guarantor subsidiaries consist principally of

Hudson AB and subsidiaries (whose operations are principally international). The measurement of fair value for each region is based on an evaluation of future discounted cash flows and is further tested using a multiple of earnings approach. The Company’s tests in 2003 and 2002 indicated that no impairment existed and, accordingly, no loss was recognized. At December 31, 2003 the Company completed its annual impairment test, which yielded similar results with no goodwill impairment indicated at any of Hudson’s reporting units.

In the fourth quarter of 2001, as a result of significant losses from operations, the Company reassessed future cash flows and operating results and recorded a goodwill impairment charge of approximately $33.1 million.

The change in the goodwill amount for 2003 and 2002 was solely attributable to changes in foreign currency exchange rates.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ deficit except those resulting from investments by, and distributions to, stockholders. Accordingly, the Company’s comprehensive income includes net income (loss) and foreign currency adjustments that arise from the translation of the Company’s foreign financial statements into U.S. dollars. The cumulative translation adjustment is included in the accompanying consolidated statements of stockholders’ deficit.

Revenue Recognition

The Company recognizes revenue net of reserves when product is shipped and title passes to the customer as the earnings process is substantially complete at that time. The Company establishes reserves for sales returns for shipping errors or damaged goods, rebates and other allowances based on historical experience. The Company sells its products to its distributors based on a listed price. Distributors charge the service providers, or the distributor’s end customers, a contract price (which is determined by their group purchasing organization affiliation or individual contract price) plus a service margin. As is customary within the industry, the Company rebates the difference between the list price and the specific contract price to the distributor. The Company records revenue and receivables net of rebatable amounts, based on historical experience. In the event no rebate is payable, the rebate amount is reversed and recognized as revenue.

Advertising Costs

All advertising costs incurred by the Company are expensed in the period in which they were incurred.

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

Foreign Currency Translation

The Company uses the local currency of its foreign operating subsidiaries as the functional currency for such subsidiaries. Accordingly, all assets and liabilities at the Company’s subsidiaries located outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The resulting translation gains and losses are recorded as other comprehensive income (loss) in cumulative translation adjustment in the accompanying consolidated financial statements.

Concentration of Credit Risk

The Company sells its products primarily to customers in the United States and Europe. Historically, the Company has not experienced significant losses related to trade receivables from concentrations of individual customers or from groups of customers in any geographic area. The Company has three customers that collectively accounted for 39.4%, 39.3% and 30.5% of 2003, 2002 and 2001 net sales, respectively, and 33.0%, 31.8% and 35.6% of net receivables at December 31, 2003, 2002 and 2001, respectively. To the extent the Company loses one of its significant customers, the impact on the Company could be material.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement 123.” No stock-based employee compensation expense is recognized in net income for any of the years presented. Had compensation expense for the Company’s stock-based compensation awards been recognized based on the fair value recognition provisions of SFAS 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below. See “Note 8 Deferred Compensation and Benefit Plans.”

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$1,584	$(1,664)	$(143,671)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(369)	(40)	—

Pro forma net income (loss)	$1,215	$(1,704)	$(143,671)

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS 145 as of January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit and disposal activities effective January 1, 2003, as required. Such adoption did not have a material impact to the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 and the recognition provisions effective January 1, 2003, as required. Such adoption did not have a material impact to the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123 “Accounting for Stock-Based Compensation”. SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company has complied with the expanded financial statement disclosure requirements in its consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required. The Company adopted the provisions of FIN 46 effective February 1, 2003, as required, and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004 with the exception of Special Purpose Entities (SPE’s). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending December 15, 2003. The Company adopted the provisions of FIN 46R effective January 1, 2004 and such adoption did not have a material impact on the Company’s consolidated financial statements since the Company has no SPE’s.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires classification of a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and shall otherwise be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. The Company adopted this standard on July 1, 2003, and has classified its mandatorily redeemable preferred stock as a liability. From July 1, 2003 to December 31, 2003, the Company recorded $3.1 million in interest expense for the increase in the present value of the mandatorily redeemable preferred stock.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”), which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation in the current period.

3. Detail of Selected Balance Sheet Accounts

Property, Plant and Equipment

The following is a summary of property, plant and equipment (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Land	$444	$444
Buildings	11,057	10,400
Leasehold improvements	3,177	2,931
Machinery, equipment and purchased software	98,327	95,747
Furniture and fixtures	2,764	2,602

	115,769	112,124
Less — Accumulated depreciation and amortization	(80,605)	(74,186)

	35,164	37,938
Construction in process	2,313	1,930

Property, plant and equipment, net	$37,477	$39,868

Accrued Liabilities

Accrued liabilities consisted of the following (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Payroll and related	$7,895	$5,917
Interest	2,269	2,498
Closure of manufacturing facility	176	1,829
Vacation	1,841	1,642
Taxes	158	423
Profit Sharing Plan	1,102	1,120
Medical self-insurance	1,068	1,160
GPO fees	650	1,473
Insurance	389	316
Freight	591	579
Other	834	780

	$16,973	$17,737

4. Long-Term Debt

The Company’s long-term debt obligations consist of the following (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Bank notes payable
Revolving A facility	$20,232	$—
Term B facility	30,000	—
HRCI AB facility	13,323	14,025
Revolving Credit Facility	—	49,300
Term Credit Facility	—	6,250
Interest payable to affiliates	9,760	4,655
Notes payable to affiliates	39,317	39,317
Senior subordinated notes payable	115,000	115,000
Mandatorily redeemable preferred stock	56,480	50,381

	284,112	278,928
Less—current portion	(9,178)	(13,783)

Long-term debt	$274,934	$265,145

Bank Notes Payable

On October 7, 2003, the Company refinanced its existing Credit Facility with a new $60.0 million Senior Secured Revolving Facility (the “Revolving Facility”) consisting of a $30.0 million Revolving A Facility and a $30.0 million Term B Facility. Both credit facilities mature on October 1, 2007. The Company recorded a loss on the extinguishment of its existing Credit Facility of $0.6 million in the quarter ending December 31, 2003.

The Revolving A Facility consists of a working capital revolver of up to $30.0 million under which advances are subject to availability under a borrowing base consisting of advances against eligible accounts receivable and inventory less advances under the sub facilities and letters of credit. Sub-facilities under the Revolving A Facility consist of a $5.6 million five year amortizing real estate loan, a $2.4 million three year amortizing equipment loan, a $6.0 million amortizing 2.5 year general facility and a $5.0 million letter of credit sub-facility.

The Revolving A Facility is secured by a first priority lien on substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Revolving A Facility is guaranteed jointly and severally by Holding and the guarantor subsidiaries.

The Term B Facility consists of a $30.0 million non-amortizing loan due in full upon maturity on October 1, 2007. This facility is secured by a perfected second position in substantially all of the properties and assets of the guarantor including a pledge of all of the capital stock of the Company owned by Holding and all of the shares held by the Company’s guarantor subsidiaries. The Term B Facility is guaranteed jointly and severally by Holding, by the guarantors subsidiaries and by a pledge of the stock of HRC Holdings (“HRC”), a wholly owned subsidiary.

Required reductions in the Revolving Facility are equal to (amounts in thousands):

Year ending December 31	2004	2005	2006	2007
	$3,680	$3,680	$2,080	$40,792

Interest rates under the Revolving A Facility are based, at the option of the Company, upon either a Eurodollar rate or a base rate (as defined) plus a margin during the period and for the applicable type of loan. The interest rate margin is adjustable based on whether or not the Company obtains a certain level of trailing EBITDA. The range in margin for each facility is as follows:

Margin
Period and Loan Type	Base Rate	Eurodollar
Revolving A Facility
Working Capital	(0.5)%-.5%	2.0%-3.0%
Real Estate Revolver	0.5%-1.5%	3.25%-4.0%
Equipment Revolver	0.0%-1.0%	2.5%-3.5%
General Revolver	1.5%	NA

Term B Facility	11% Fixed

The following summarizes interest rate data on the Revolving Facility:

December 31, 2003
Revolving A Facility rate	4.55%
Term B Facility rate	11.0%

The following summarizes interest rate data on the Credit Facility:

December 31, 2002
Revolving credit facility rate	5.938%
Term credit facility rate	5.938 to 6.625%

The Revolving Facility contains covenants restricting the ability of Holding, the Company and the Company’s guarantor subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures (as defined) and (b) a minimum EBITDA test. As of December 31, 2003, the Company was in compliance with all terms and conditions of the Revolving Facility.

On October 9, 2003, the Company’s European Subsidiary, Hudson AB refinanced its existing bank Credit Facility with a new $19.2 million bank Credit Facility (the “HRCI AB Facility”). Outstanding under this facility totaled $13.3 million as of December 31, 2003. The HRCI AB Facility, which is denominated in Swedish Krona, consists of a $9.6 million amortizing term facility, a bank overdraft facility of $6.9 million and revolving credit which provides for additional borrowings up to the total credit limit of $19.2 million, provided, however, that $6.9 million must always fall due within the agreement period of one year. Borrowings may be made in Swedish Krona or other foreign currencies as requested by Hudson AB. The HRCI AB Facility bears interest at a margin of the applicable base (determined by the bank) rate plus 1.65% (4.40 % at December 31, 2003). The HRCI AB Facility is valid for one year periods (initial expiration of September 30, 2004) and renews automatically, provided that either party can terminate with six months prior notice. The HRCI AB Facility is guaranteed by the non-guarantor subsidiaries, see “Note 9 Geographic, Major Customer and Segment Information.” The HRCI AB Facility requires Hudson AB to provide periodic reporting of financial results including annual statements as well as to maintain certain covenants including a minimum equity to assets ratio and minimum interest coverage ratio. As of December 31, 2003, Hudson AB was in compliance with all terms and conditions of the HRCI AB Facility.

At December 31, 2003 and 2002, borrowings under the HRCI AB Facility equaled $13.3 million and $14.0 million, respectively.

The interest rate on the HRCI AB Facility as of December 31, 2003 and 2002 was 4.40% and 6.66%, respectively.

The following summarizes future principal amounts payable on all of the Company’s debt as of December 31, 2003 (amounts in thousands):

2004	$9,178
2005	6,429
2006	2,080
2007	40,792
2008	164,077
Thereafter	61,556

$284,112

Notes Payable to Affiliates

As of December 31, 2003, the Company and HRC had an aggregate of $39.3 million in notes payable to the majority shareholder of the Company’s parent, current shareholders of the Company and certain members of management. The following table summarizes these notes (amounts in thousands):

Issue Date	Maturity Date	Interest Rate	Note Amount	Warrants Issued In Connection With Note (shares)
April 2001	March 2008	10.0%	$6,451	—
August 2001	March 2008	10.0	8,500	—
May 2002	March 2008	12.0	12,000	12,000

Issued by Hudson			26,951	12,000

July 1999	March 2008	12.0	2,266	—
May 2002	March 2008	12.0	8,000	8,000
December 2002	March 2008	12.0	2,100	2,100

Issued by HRC			12,366	10,100

Total			$39,317	22,100

All warrants, see “Note 10 Additional Paid In Capital,” including those issued in connection with HRC notes, are for the common stock of Hudson. The notes issued in April and August of 2001 have a conversion provision allowing the holder, at their demand, to exchange the notes for Company common stock at $10.00 per share.

The Notes issued by the Hudson and HRC are unsecured and rank pari passu to the Senior Subordinated Notes.

Accrued interest payable to affiliates totaled $9.8 million and $4.7 million at December 31, 2003 and 2002, respectively. Interest on the notes are not payable until the maturity date.

As of December 31, 2003 the fair value of the notes to affiliates approximates their face value.

Senior Subordinated Notes Payable

The Company has $115.0 million of senior subordinated notes (the “Notes”). The Notes are fully transferable and are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, as defined, of the Company. The Notes bear interest at a rate equal to 9 1/8% per annum from the date of issuance of the Notes. Interest is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Notes mature on April 15, 2008 and will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2003 at a redemption price of 100.0% to 104.6% of face value depending on the date of the redemption. The Notes are guaranteed jointly and severally by Hudson and its Mexican subsidiaries.

The fair value of the Company’s senior subordinated notes at December 31, 2003 and 2002 was approximately $103.5 million and $61.0 million, respectively. The fair value is estimated based on the quoted market prices for issues listed on exchanges and is not intended to, and does not, represent the underlying fair value of the Company.

Mandatorily Redeemable Preferred Stock

As of December 31, 2003, the Company has issued to its parent River Holding Corp (“Holding”), 556,179 shares (including shares issued as payment in-kind dividends) of its 11 1/2% Senior PIK Preferred Stock due 2010 (the “Company Preferred Stock”). Dividends on the Preferred Stock accrue from the date of issuance and are payable semi-annually in arrears on April 15 and October 15 of each year (each a “Dividend Payment Date”), at a rate per annum of 11 1/2% of the liquidation preference per share. The liquidation preference of each share of Preferred Stock is $100 (the “Liquidation Preference”) plus unpaid dividends. Dividends are payable in cash, except that on each Dividend Payment Date occurring on or prior to April 15, 2005, dividends may be paid, at the Company’s option, by the issuance of additional shares of Company Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. The Company’s revolving facility currently prohibits the Company from paying any cash dividends on the Company Preferred Stock. After April 15, 2003, the Company Preferred Stock is redeemable at the Company’s option in whole or in part, at a premium of the Liquidation Preference plus accumulated and unpaid dividends, if any, to the date of redemption. The Company is required to redeem the Preferred Stock on April 15, 2010, at a redemption price equal to 100% of the Liquidation Preference thereof plus accumulated and unpaid dividends. The preferred stock ranks junior in right of payment to all debt obligations of the Company and its subsidiaries.

At December 31, 2003 the redemption amount was $56.9 million, of which $55.6 million relates to issued shares and $1.3 million to accrued but not issued shares. The maximum amount the Company will pay on April 15, 2010, the mandatory redemption date will be $115.0 million and will be accreted at a rate per annum of 11 1/2% with dividends being paid in kind and not in cash.

5. Commitments and Contingencies

The Company has capital and operating leases for certain facilities, automobiles and office equipment under non-cancelable leases, with the majority of the automobile leases having a term of one year with annual renewal provisions. Rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to $4.2 million, $3.1 million and $4.7 million, respectively.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2003 (amounts in thousands). Capital lease amounts are included in other non-current liabilities on the accompanying consolidated balance sheet:

	Capital Leases	Operating Leases
Year ending December 31,
2004	$71	$2,993
2005	71	2,370
2006	12	1,123
2007	10	1,119
2008	—	1,095
Thereafter	—	1,297

Total minimum lease payments	164	$9,997

Less amount representing interest	27

Total present value of minimum payment	137
Less current portion of such obligations	52

Long-term obligations with interest rate of 11.0%	$85

Assets recorded under capital leases as of December 31, 2003 and 2002 are as follows (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Machinery and equipment	$267	$267
Less accumulated depreciation	(102)	(64)

Net assets recorded under capital leases	$165	$203

Self-Insurance

The Company self-insures the majority of its medical benefit programs and workers’ compensation whereby the Company directly assumes the liability for employee medical and dental claims presented, subject to per-claim and aggregate maximums. Reserves for medical claim losses (including retiree benefits) totaling approximately $1.1 million and $1.2 million at December 31, 2003 and 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheets. The Company maintains excess coverage on an aggregate claim basis. Effective November 1, 2001, the Company became self-insured for workers’ compensation. Reserves for workers’ compensation claim losses totaling approximately $0.8 million and $0.4 million at December 31, 2003 and 2002, respectively, were established based upon estimated obligations and are included in accrued liabilities in the accompanying consolidated balance sheets. Holding maintains excess coverage on an individual and aggregate claim basis. A third-party administrator processes all employee medical claims and requires the Company to collateralize a portion of its potential payment liability through the use of standby letters of credit. The standby letters of credit are issued for one-year periods with automatic annual extensions until such time the third-party administrator determines all outstanding claims for the policy period have been paid. As of December 31, 2003, the Company had issued two such standby letters of credit totaling approximately $1.2 million.

Legal

The Company is not party to any material lawsuits or other proceedings. While the results of the Company’s other existing lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liabilities arising from settlement or loss, if any, will have a material adverse effect on the financial position or results of operations of the Company.

Guarantees

The Company has issued a standby letter of credit totaling $0.1 million in support of an operating lease obligation. The letter of credit expires on September 24, 2004.

From time to time the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental or other liabilities and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships.

The terms of such obligations vary by contract and in most instances a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for the periods presented.

6. Junior Preferred Stock

In August 2001, the Company issued 3,000 shares of 12% Junior Convertible Cumulative Preferred Stock (the “Junior Preferred Stock”) to Holding for cash consideration of $3.0 million. Each share of the Junior Preferred Stock may be redeemed from time to time, in whole or in part, at the option of the Company at the redemption price of 100% of the Liquidation Preference of the Junior Preferred Stock or $1,000 per share plus accumulated and unpaid dividends that would be payable on such shares of Junior Preferred Stock. Each share of Junior Convertible Cumulative Preferred Stock is convertible, without any additional consideration by the holder thereof and at the option of the holder thereof, at any time after the date of issuance such shares into such number of fully paid and nonassessable shares of Company common stock as determined by dividing $1,000 by the conversion price in effect at the time of conversion. In addition, each holder of Junior Preferred Stock shall also receive in respect of each share converted all accrued and unpaid dividends on such share payable at the election of the holder, either (i) in a number of shares of Common Stock obtained by dividing the amount of accrued and unpaid dividends on each share of Junior Preferred Stock by the conversion price in effect at the time of the conversion or (ii) in cash in the amount of such accrued and unpaid dividends on such share of Junior Preferred Stock. The initial conversion price at which the shares of common stock shall be deliverable upon conversion shall be $10.00 per share and shall be subject to adjustments for stock splits, stock or other dividends, combinations of stocks, mergers and reorganizations.

7. Income Taxes

The Company is included in the consolidated income tax returns of its parent. The Company provides for income taxes on a stand-alone basis in accordance with the asset and liability method pursuant to an informal tax-sharing agreement.

The Company’s income (loss) before income tax provision was subject to taxes in the following jurisdictions for the following periods (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002	December 31, 2001
United States	$(818)	$(4,291)	$(63,809)
Foreign	4,118	4,524	(10,008)

	$3,300	$233	$(73,817)

The components of the deferred tax asset are (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
Basis differences arising from Section 338(h)(10) election	$53,480	$60,674
Net operating loss carryforwards	53,538	47,308
Other	580	633

	107,598	108,615
Valuation allowance	(107,598)	(108,615)

	$—	$—

As of December 31, 2003 and 2002, the Company had net deferred tax assets before any valuation allowance of $107.6 million and $108.6 million, respectively. This asset relates primarily to basis differences in goodwill and net operating loss carryforwards for tax purposes. As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $128.4 million and $78.4 million, which begin to expire in 2018 and 2004, respectively.

Under SFAS 109, “Accounting for Income Taxes,” the Company is required to place a valuation allowance against any deferred tax assets unless it is more likely than not that the asset will be realized. In accordance with this standard, the Company has placed a valuation allowance against its deferred tax assets of approximately $107.6 million as of December 31, 2003.

The reconciliation of the actual tax expense to tax computed at the statutory federal (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002	December 31, 2001
Income taxes at statutory rate	$1,122	$80	$(25,098)
Other.	173	31	4,298
Foreign taxes	511	(484)	959
Valuation allowance	(90)	2,270	89,695

Income tax expense	$1,716	$1,897	$69,854

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following (amounts in thousands):

	Year 2003
	United States	Foreign	Total
Current	$—	$1,716	$1,716
Deferred	—	—	—

	$—	$1,716	$1,716

	Year 2002
	United States	Foreign	Total
Current	$—	$1,662	$1,662
Deferred	235	—	235

	$235	$1,662	$1,897

	Year 2001
	United States	Foreign	Total
Current	$—	$959	$959
Deferred	68,895	—	68,895

	$68,895	$959	$69,854

8. Deferred Compensation and Benefit Plans

Profit Sharing and 401(k) Plans

In 2002, the Company froze its defined-contribution pension plan covering substantially all its domestic employees who are 21 years of age with two or more years of service. The plan was replaced by a new profit sharing plan that covers substantially all of its domestic employees who are 18 years of age with two or more years of service. Company contributions to the new plan will be made at the Company’s discretion. The 2002 plan year was funded with $1.0 million and the Company has provided $1.0 million for future contributions relating to the new plan in 2003.

The Company has a 401(k) plan covering substantially all of its employees who are 18 years of age with 30 days or more of service. Participants may contribute up to 50% of their base compensation to this plan, subject to certain Internal Revenue Code limitations, each year. The plan does not require matching contributions by the Company, and to date, none have been made.

Deferred Compensation

The Company maintains a deferred compensation plan for certain key employees. As of December 31, 2003 no material amount of compensation has been deferred.

Stock Subscription Plans

In April 1998, Holding adopted an Employee Stock Subscription Plan and an Executive Stock Subscription Plan (collectively, the “Stock Subscription Plans”) pursuant to which executives of the Company purchased 800,000 shares of common stock of Holding valued at $10.00 per share. The Stock Subscription Plans provide for a repurchase option in favor of Holding upon termination of employment at stated repurchase prices. In addition, the Stock Subscription Plans provide for restrictions on the transferability of shares prior to the fifth anniversary of the recapitalization or Hudson’s initial public offering (IPO). The shares are also subject to a right of first refusal in favor of Holding, as well as obligations to sell at the request of Freeman Spogli (the Company’s majority Shareholder) and co-sale rights if Freeman Spogli sells its shares to a third party. No additional shares of Holding common stock were sold under the Stock Subscription Plans in 2003 or 2002.

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

2001 Non-Qualified Stock Option Plan

In 2001, the Board of Directors of the Company approved adoption of a Stock Option plan for eligible employees, officers and consultants of the Company. The plan reserves for the issuance of up to 5,000,000 shares of Company common stock in the form of unqualified or incentive stock options. The Board of Directors shall determine the exercise price, which shall not be less than 100% and 85% of fair market value of the underlying stock for incentive and non-statutory options, respectively on the date of grant. The option term and vesting periods will also be determined by the Board of Directors on the date of grant. A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2001	—	$—

Options issued	3,550,000	1.00
Options cancelled	(50,000)	1.00
Options exercised	—	—

Options outstanding at December 31, 2002	3,500,000	$1.00

Options exercisable at December 31, 2002	2,625,000	$1.00

Weighted average remaining life (years)	3.25

Options issued	800,000	1.30
Options cancelled	—	—
Options exercised	—	—

Options outstanding at December 31, 2003	4,300,000	$1.02

Options exercisable at December 31, 2003	3,750,000	$1.02

Weighted average remaining life (years)	3.03

For purposes of the pro forma disclosure presented in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: risk-free interest rates of 2.00% and 2.83%, respectively; dividend yield of 0% for all years; expected lives of 3 years in 2003 and 4 years for 2002 and volatility of 50% for both years. See “Note 2 - Summary of Significant Accounting Policies - Stock-based Compensation.”

Retiree Medical Benefits

Six retirees were provided continued medical benefits under the Company’s existing medical benefits program. Based on the estimated obligations, a reserve of $0.3 million was recorded as of December 31, 2003 and 2002. As of January 1, 2003, the plan was frozen and no future retirees will participate in the plan.

9. Geographic, Major Customer and Segment Information

The Company presents segment information externally based on how management uses financial data internally to make operating decisions and assess performance. The Company has two operating segments: guarantor, primarily the United States and non-guarantor, primarily international. The non-guarantor subsidiaries consist principally of Hudson AB and subsidiaries (whose operations are principally international). Under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s operating segments are the same as its reporting segments.

The Company sells respiratory care and anesthesia products to distributors and medical facilities throughout the United States and internationally. Operating results of the Company’s various product groups have been aggregated because of their common characteristics and their reliance on shared operating functions. The Company operates primarily in the United States and in Europe. During 2003, 2002 and 2001, the Company had foreign sales of approximately $53.4 million, $46.8 million and $40.8 million respectively. International sales represented approximately 28.9%, 27.2% and 25.8% of total sales in 2003, 2002 and 2001, respectively.

The Company’s sales and percentage of sales by geographic region for the years ending December 31, 2003, 2002 and 2001 are as follows (amounts in thousands):

	Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
United States	$131,182	71.1%	$125,141	72.8%	$117,483	74.3%
Europe	30,174	16.3	24,595	14.3	19,982	12.7
Pacific Rim (Japan, Southeast Asia, Australia/New Zealand)	13,705	7.4	12,273	7.1	11,530	7.3
Canada	2,500	1.4	2,432	1.4	2,109	1.3
Other international	7,034	3.8	7,518	4.4	6,964	4.4

	$184,595	100.0%	$171,959	100.0%	$158,068	100.0%

The Company’s sales and percentage of sales by product group for the years ending December 31, 2003, 2002 and 2001 is as follows (amounts in thousands):

	Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
Oxygen Therapy	$54,270	29.4%	$55,199	32.1%	$51,530	32.6%
Airway Management	47,072	25.5	48,321	28.1	46,156	29.2
Humidification	44,857	24.3	40,410	23.5	34,143	21.6
Aerosol Therapy	38,396	20.8	28,029	16.3	26,239	16.6

	$184,595	100.0%	$171,959	100.0%	$158,068	100.0%

The following summarizes the net book value of fixed assets at the respective locations as of December 31, 2003 and 2002 (amounts in thousands):

	As of
	December 31, 2003	December 31, 2002
United States	$26,743	$31,612
Ensenada, Mexico	5,115	4,757
Tecate, Mexico	3,622	2,179
Stockholm, Sweden	1,213	528
Kuala Lampur, Malaysia	784	792

	$37,477	$39,868

The Company is the 100% owner of certain subsidiaries that do not guarantee the Company’s senior subordinated notes and certain bank debt. The following tables disclose required consolidating financial information for guarantor and non-guarantor subsidiaries (amounts in thousands):

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$3,690	$2,992	$—	$6,682
Accounts receivable	17,938	7,169	—	25,107
Intercompany receivables, net	—	1,694	(1,694)	—
Inventories	20,419	4,605	(1,195)	23,829
Other current assets	1,587	918	—	2,505

Total current assets	43,634	17,378	(2,889)	58,123

PROPERTY, PLANT AND EQUIPMENT, NET	35,480	1,997	—	37,477

GOODWILL	—	41,410	—	41,410
DEFERRED FINANCING AND OTHER ASSETS, net	6,457	—	—	6,457
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,216	27	—	1,243

Total other assets	36,309	45,437	(32,636)	49,110

	$115,423	$64,812	$(35,525)	$144,710

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$3,680	$5,498	$—	$9,178
Accounts payable	7,170	2,005	—	9,175
Intercompany payables, net	1,694	—	(1,694)	—
Accrued liabilities	13,459	3,514	—	16,973

Total current liabilities	26,003	11,017	(1,694)	35,326

INTEREST PAYABLE TO AFFILIATES	6,720	3,040	—	9,760
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	46,552	7,825	—	54,377
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
MANDATORILY REDEEMABLE PREFERRED STOCK	56,480	—	—	56,480
OTHER NON-CURRENT LIABILITIES	229	2,136	—	2,365

Total liabilities	277,935	36,384	(1,694)	312,625

STOCKHOLDERS’ EQUITY (DEFICIT)	(162,512)	28,428	(33,831)	(167,915)

	$115,423	$64,812	$(35,525)	$144,710

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2002
	Guarantor	Non- Guarantor	Eliminations	Total
ASSETS
CURRENT ASSETS:
Cash	$3,568	$2,857	$—	$6,425
Accounts receivable	17,207	7,007	—	24,214
Intercompany receivables, net	—	1,227	(1,227)	—
Inventories	19,303	4,204	(883)	22,624
Other current assets	1,162	555	—	1,717

Total current assets	41,240	15,850	(2,110)	54,980

PROPERTY, PLANT AND EQUIPMENT, NET	38,548	1,320	—	39,868

GOODWILL	—	34,137	—	34,137
DEFERRED FINANCING AND OTHER ASSETS, net	7,888	—	—	7,888
INVESTMENT IN NON-GUARANTOR SUBSIDIARIES, at cost	28,636	4,000	(32,636)	—
OTHER ASSETS	1,064	—	—	1,064

Total other assets	37,588	38,137	(32,636)	43,089

	$117,376	$55,307	$(34,746)	$137,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of bank notes payable	$9,250	$4,533	$—	$13,783
Accounts payable	8,540	1,839	—	10,379
Intercompany payables, net	1,227	—	(1,227)	—
Accrued liabilities	14,704	3,033	—	17,737

Total current liabilities	33,721	9,405	(1,227)	41,899

INTEREST PAYABLE TO AFFILIATES	3,322	1,333	—	4,655
NOTES PAYABLE TO AFFILIATES	26,951	12,366	—	39,317
BANK NOTES PAYABLE, net of current portion	46,300	9,492	—	55,792
SENIOR SUBORDINATED NOTES PAYABLE	115,000	—	—	115,000
MANDATORILY REDEEMABLE PREFERRED STOCK	50,381	—	—	50,381
OTHER NON-CURRENT LIABILITIES	281	1,680	—	1,961

Total liabilities	275,956	34,276	(1,227)	309,005

STOCKHOLDERS’ EQUITY (DEFICIT)	(158,580)	21,031	(33,519)	(171,068)

	$117,376	$55,307	$(34,746)	$137,937

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$159,539	$42,280	$(17,224)	$184,595
COST OF SALES	99,005	20,517	(16,912)	102,610

Gross Profit	60,534	21,763	(312)	81,985
OPERATING EXPENSES:
Selling, distribution, general and administrative, incl. provision for bad debts	36,893	13,635	—	50,528
Research and development	1,859	1,377	—	3,236

	38,752	15,012	—	53,764

Income from operations	21,782	6,751	(312)	28,221
INTEREST EXPENSE AND OTHER, net:	22,288	2,633	—	24,921

(Loss) income before provision for income taxes	(506)	4,118	(312)	3,300
PROVISION FOR INCOME TAXES	349	1,367	—	1,716

Net (loss) income	$(855)	$2,751	$(312)	$1,584

	Year Ended December 31, 2002
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$150,044	$36,766	$(14,851)	$171,959
COST OF SALES	99,206	18,551	(15,246)	102,511

Gross Profit	50,838	18,215	395	69,448
OPERATING EXPENSES:
Selling, distribution, general and administrative, incl. provision for bad debts	37,280	10,813	—	48,093
Research and development	1,653	925	—	2,578

	38,933	11,738	—	50,671

Income from operations	11,905	6,477	395	18,777
INTEREST EXPENSE AND OTHER, net:	16,591	1,953	—	18,544

(Loss) income before provision for income taxes	(4,686)	4,524	395	233
PROVISION FOR INCOME TAXES	207	1,690	—	1,897

Net (loss) income	$(4,893)	$2,834	$395	$(1,664)

	Year Ended December 31, 2001
	Guarantor	Non- Guarantor	Eliminations	Total
NET SALES	$144,511	$28,319	$(14,762)	$158,068
COST OF SALES	106,745	15,749	(13,484)	109,010

Gross Profit	37,766	12,570	(1,278)	49,058
OPERATING EXPENSES:
Selling, distribution, general and administrative, incl. provision for bad debts	47,257	10,383	—	57,640
Amortization of goodwill	1,561	1,929	—	3,490
Impairment of goodwill	26,217	6,911	—	33,128
Impairment of fixed assets	4,469	—	—	4,469
Research and development	1,015	1,028	—	2,043

	80,519	20,251	—	100,770

Loss from operations	(42,753)	(7,681)	(1,278)	(51,712)
INTEREST EXPENSE AND OTHER, net:	19,895	2,327	(117)	22,105

Loss before provision for income taxes	(62,648)	(10,008)	(1,161)	(73,817)
PROVISION FOR INCOME TAXES	69,097	757	—	69,854

Net loss	$(131,745)	$(10,765)	$(1,161)	$(143,671)

HUDSON RESPIRATORY CARE INC. AND SUBSIDIARIES

GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003
	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$12,626	$5,985	$18,611
Net cash used in investing activities	(6,280)	(1,216)	(7,496)
Net cash used in financing activities	(6,150)	(3,318)	(9,468)
Effect of exchange rate changes on cash	(74)	(1,316)	(1,390)

NET INCREASE IN CASH	122	135	257
CASH, beginning of period	3,568	2,857	6,425

CASH, end of period	$3,690	$2,992	$6,682

	Year Ended December 31, 2002
	Guarantor	Non- Guarantor	Total
Net cash provided by (used in) operating activities	$8,314	$(2,053)	$6,261
Net cash provided by (used in) investing activities	409	(788)	(379)
Net cash provided by (used in) financing activities	(9,968)	4,423	(5,545)
Effect of exchange rate changes on cash	100	(1,097)	(997)

NET INCREASE (DECREASE) IN CASH	(1,145)	485	(660)
CASH, beginning of period	4,713	2,372	7,085

CASH, end of period	$3,568	$2,857	$6,425

	Year Ended December 31, 2001
	Guarantor	Non- Guarantor	Total
Net cash provided by operating activities	$3,740	$1,824	$5,564
Net cash used in investing activities	(8,366)	(651)	(9,017)
Net cash provided by (used in) financing activities	8,902	(1,572)	7,330
Effect of exchange rate changes on cash	—	(322)	(322)

NET INCREASE (DECREASE) IN CASH	4,276	(721)	3,555
CASH, beginning of period	437	3,093	3,530

CASH, end of period	$4,713	$2,372	$7,085

10. Additional Paid-In Capital

In May 2002, in conjunction with the 2002 debt restructuring the Company issued to Holding’s majority stockholder and other shareholders warrants to purchase 20 million shares of common stock. Additionally, in December 2002, the Company issued to other existing shareholders warrants to purchase 2.1 million shares of common stock. The warrants are exercisable upon issuance for $1.00 per share and expire on May 15, 2009. The warrants were valued at $0.9 million, based on the Black-Scholes valuation model. The fair value of these warrants was estimated at the date of grant with the following assumptions; 5-year risk-free interest rate of 5.25%; no dividend yield; an average volatility factor of 50.0%; and weighted average expected lives of 7 years. The warrant value was deferred and is being amortized to interest expense over the term of the debt.

11. Unaudited Quarterly Financial Information

The following is unaudited summarized quarterly financial data (amounts in thousands):

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$45,879	$45,268	$44,566	$48,882
Gross profit	19,849	20,045	19,659	22,432
Net income (loss)	510	1,138	(1,021)	957

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$43,292	$41,728	$42,144	$44,795
Gross profit	18,060	17,993	16,016	17,379
Net income (loss)	354	(588)	(2,546)	1,116

HUDSON RESPIRATORY CARE INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charges to Expenses	Write-offs	Balance at End of Period
Description
For the Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$(1,331)	$(139)	$314	$(1,156)
Reserve for inventory obsolescence	(1,551)	(479)	757	(1,273)

For the Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$(1,801)	$(845)	$1,315	$(1,331)
Reserve for inventory obsolescence	(2,032)	(566)	1,047	(1,551)

For the Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$(3,500)	$(2,826)	$4,525	$(1,801)
Reserve for inventory obsolescence	(500)	(1,923)	391	(2,032)